Form 10QSB
period 1998-09-30
NORTHFIELD BANCORP INC
filed 1998-11-17
CIK 1057971

        U.S. SECURITIES AND EXCHANGE COMMISSION
                Washington, D.C.  20549


                      FORM 10-QSB

(Mark One)

[X]  Quarterly Report under Section 13 or 15(d) of the
     Securities Exchange Act of 1934

     For the quarterly period ended September 30, 1998

     Transition Report under Section 13 or 15(d) of the
     Exchange Act

     For the transition period from ______ to ______

         Commission File Number:  000-25057

                  NORTHFIELD BANCORP, INC.
---------------------------------------------------------
(Exact Name of Small Business Issuer as Specified in Its
Charter)


     Maryland                                52-2098394
-------------------------------          --------------------
(State or Other Jurisdiction of          (I.R.S. Employer
 Incorporation or Organization)          Identification No.)


8005 Harford Road, Baltimore, Maryland  21234
---------------------------------------------------------
       (Address of Principal Executive Offices)

                    (410) 665-7900
    -----------------------------------------------
    (Issuer's Telephone Number, Including Area Code)


                          N/A
---------------------------------------------------------------
(Former Name, Former Address and Former Fiscal Year, if Changed
Since Last Report)

     Indicate whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes      No  X
   ---     -----

     As of November 10, 1998, the issuer had no shares of Common
Stock issued and outstanding. *

* On November 12, 1998 the issuer sold and issued 745,442 shares of Common Stock at a price of $10.00 per share.

                       CONTENTS

                                                           PAGE
                                                           ----
PART I.  FINANCIAL INFORMATION
         ---------------------

Item 1.  Financial Statements

         Consolidated Statements of Financial Condition
            as of September 30, 1998 (unaudited) and
            December 31, 1997 . . . . . . . . . . . . . . . .2

        Consolidated Statements of Operations for the
            Nine Months and Three Months Ended September
            30, 1998 and 1997 (unaudited) . . . . . . . . . .3

        Consolidated Statements of Cash Flows for the
            Nine Months Ended September 30, 1998 and 1997
            (unaudited) . . . . . . . . . . . . . . . . . . .4

        Notes to Consolidated Financial Statements. . . . . .6

Item 2.  Management's Discussion and Analysis or Plan
           of Operation . . . . . . . . . . . . . . . . . . .9


PART II. OTHER INFORMATION
         -----------------

Item 1.  Legal Proceedings. . . . . . . . . . . . . . . . . .12

Item 2.  Changes in Securities and Use of Proceeds. . . . . .12

Item 3.  Defaults Upon Senior Securities. . . . . . . . . . .12

Item 4.  Submission of Matters to a Vote of Security
           Holders. . . . . . . . . . . . . . . . . . . . . .12

Item 5.  Other Information. . . . . . . . . . . . . . . . . .12

Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . .12


SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . .13

                NORTHFIELD BANCORP, INC.
                ------------------------
                   AND SUBSIDIARIES
                   ----------------
                  Baltimore, Maryland

    CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)
    ---------------------------------------------------------


                                              September 30,   December 31,
                                                  1998            1997
                                              ------------    ------------
                                              (Unaudited)
                      Assets
                      ------
Cash                                          $   249,433     $    116,900
Interest bearing deposits in other banks        3,617,645        3,513,650
Mortgage backed securities - held to
  maturity (fair value $1,938,671 - September
  30, 1998 and $2,010,934 - December 31,
  1997)                                         1,881,277        1,955,008
Loans receivable, net                          33,094,947       29,961,032
Accrued interest receivable - loans               172,361          149,536
                            - investments          16,085           25,000
                            - mortgage backed
                                securities         12,432           12,693
Premises and equipment, at cost, less
  accumulated depreciation                        138,529           40,374
Federal Home Loan Bank of Atlanta stock
  at cost                                         272,900          226,400
Deferred income taxes                              26,717           26,279
Prepaid income taxes                                9,022               --
Prepaid expenses and other assets                 251,406           57,544
                                              -----------     ------------
     Total assets                             $39,742,754     $ 36,084,416
                                              ===========     ============
         Liabilities and Retained Earnings
         ---------------------------------
Liabilities
-----------
  Deposit accounts                            $36,087,818     $ 32,621,766
  Advance payments by borrowers for expenses      298,605          371,262
  Income taxes payable                                 --           62,964
  Other liabilities                               205,084          134,667
                                              -----------     ------------
Total liabilities                              36,591,507       33,190,659

Commitments and contingencies

Retained earnings (substantially restricted)    3,151,247        2,893,757
                                              -----------     ------------
Total retained earnings                         3,151,247        2,893,757
                                              -----------     ------------
Total liabilities and retained earnings       $39,742,754     $ 36,084,416
                                              ===========     ============

The accompanying notes to the consolidated financial statements are an integral part of these statements.

                    NORTHFIELD BANCORP, INC.
                    ------------------------
                        AND SUBSIDIARIES
                        ----------------
                       Baltimore, Maryland

        CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
        -------------------------------------------------

                                         For Nine Months Ended     For Three Months Ended
                                             September 30,              September 30,
                                         ---------------------    ----------------------
                                           1998         1997       1998          1997
                                         -------      -------     -------     ----------
Income
------
  Interest and fees on loans              $1,895,954  $1,590,223  $637,526    $579,799
  Interest on securities available
    for sale                                      --      12,181        --       4,060
  Interest on mortgage backed securities     115,057     126,707    38,111      40,612
  Other interest income                      184,863     191,807    69,205      47,048
                                         -----------  ----------  --------    --------
Total interest income                      2,195,874   1,920,918   744,842     671,519

Interest Expense
----------------
Interest on deposits                       1,293,013   1,072,229   446,283     366,653
Interest on short-term borrowings              1,516      11,962       349      10,428
                                         -----------  ----------  --------    --------
Total interest expense                     1,294,529   1,084,191   446,632     377,081
                                         -----------  ----------  --------    --------

Net interest income                          901,345     836,727   298,210     294,438

Provision for losses on loans                     --       7,500        --       2,500
                                         -----------  ----------  --------    --------
Net interest income after provision
  for losses on loans                        901,345     829,227   298,210     291,938

Non-Interest Income (Loss)
-------------------------
  Fees on loans                                7,493       7,551     2,874       3,372
  Fees on deposits                             8,944      10,889     2,960       3,603
  All other income                             5,676       5,218       228       1,986
                                         -----------  ----------  --------    --------
  Net non-interest income                     22,113      23,658     6,062       8,961

Non-Interest Expenses
---------------------
  Compensation and related expenses          220,353     225,506    71,747      79,162
  Occupancy                                   60,457      47,384    25,814      15,847
  Deposit insurance                           15,273      10,430     5,329       4,745
  Service bureau expense                      44,654      42,107    14,272      12,985
  Furniture, fixtures and equipment
    expense                                   16,457      22,464     6,285       7,045
  Advertising                                 20,577      22,441     8,488       7,908
  Other                                      137,121      73,138    68,379      25,417
                                         -----------  ----------  --------    --------
Total non-interest expenses                  514,892     443,470   200,314     153,109
                                         -----------  ----------  --------    --------
Income before tax provision                  408,566     409,415   103,958     147,790

Provision for income tax                     151,076     154,279    39,217      58,303
                                         -----------  ----------  --------    --------
Net income                               $   257,490  $  255,136  $ 64,741    $ 89,487
                                         ===========  ==========  ========    ========

The accompanying notes to the consolidated financial statements are an integral part of these statements.

                    NORTHFIELD BANCORP, INC.
                    ------------------------
                        AND SUBSIDIARIES
                        ----------------
                       Baltimore, Maryland

        CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
        -------------------------------------------------

                                                      For Nine Months Ended
                                                          September 30,
                                                     ---------------------
                                                       1998          1997
                                                     --------     --------
Operating Activities
--------------------
   Net Income                                        $   257,490  $   255,136
  Adjustments to Reconcile Net Income to Net
  Cash Provided by Operating Activities
  ------------------------------------------
     Net amortization of premiums and
       accretion of discounts on certificates
       of deposit                                          2,471        6,207
     Stock dividends on investments                           --      (11,896)
     Net amortization of premiums and
       accretion of discounts on mortgage
       backed securities                                      49        2,876
     Loan fees deferred                                   77,083       72,428
     Amortization of deferred loan fees                  (36,002)     (18,759)
     Provision for losses on loans                            --        7,500
     (Increase) in accrued
       interest on loans                                 (22,825)     (32,726)
     Decrease in accrued interest on investments           8,915       10,903
     Decrease in accrued interest on mortgage
       backed securities                                     261        1,628
     Provision for depreciation                           18,020       15,152
     Change in deferred income taxes                        (438)       3,362
     (Increase) decrease in prepaid income taxes          (9,022)         782
     Increase in prepaid expenses and other assets      (193,862)     (12,417)
     Increase (decrease) in accrued interest
       payable                                              (277)       7,330
     Increase (decrease) in income taxes payable         (62,964)      54,396
     Increase in other liabilities                        70,417       52,151
                                                     -----------  -----------
     Net cash provided by operating activities           109,318      414,053

Cash Flows from Investing Activities
------------------------------------
  Proceeds from maturing certificates
    of deposit                                       $   538,001 $   682,154

  Purchases of certificates of deposit                  (590,000)   (150,000)
  Purchases of mortgage backed securities               (784,712)         --
  Principal collected on mortgage backed
    securities                                           858,394     231,824
  Purchase of loans                                      (60,682)   (304,557)
  Longer term loans originated                        (8,005,768) (8,573,189)
  Principal collected on longer term loans             4,832,445   2,960,505
  Net (increase) decrease in short-term loans             59,009    (123,979)
  Purchases of premises and equipment                   (116,175)       (898)
  Purchase of Federal Home Loan Bank
    of Atlanta stock                                     (46,500)         --
                                                    ------------ -----------
    Net cash used by investing activities             (3,315,988) (5,278,140)

                     NORTHFIELD BANCORP, INC.
                     ------------------------
                        AND SUBSIDIARIES
                        ----------------
                       Baltimore, Maryland

        CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
        -------------------------------------------------


                                                   For Nine Months Ended
                                                         September 30,
                                                --------------------------
                                                   1998             1997
                                                ----------      ----------
Cash Flows from Financing Activities
------------------------------------
    Net increase (decrease) in demand
      deposits, money market, passbook
      accounts and advance payments by
      borrowers for taxes and insurance         $1,504,965     $  (606,523)
    Net increase in certificates of
      deposit                                    1,888,707       1,539,882
    Proceeds from Federal Home Loan Bank
      of Atlanta advances                               --       1,600,000
                                                ----------     -----------
    Net cash provided by financing
     activities                                  3,393,672       2,533,359
                                                ----------     -----------
Increase (decrease) in cash and cash
  equivalents                                      187,000      (2,330,728)
Cash and cash equivalents at beginning
  of period                                      2,744,442       3,645,304
                                                ----------     -----------
Cash and cash equivalents at end of period      $2,931,442     $ 1,314,576
                                                ==========     ===========

Reconciliation of cash and cash equivalents:
    Cash                                        $  249,433     $   207,781
    Interest bearing accounts in other banks     3,617,645       2,282,054
                                                ----------     -----------
                                                 3,867,078       2,489,835

       Less - Certificates of deposit maturing
              in 90 days or more included in
              interest bearing accounts in
              other banks                         (935,636)     (1,175,259)
                                                ----------     -----------
Cash and cash equivalents                       $2,931,442     $ 1,314,576
                                                ==========     ===========

Supplemental disclosures of cash flows
  information:
  Cash paid during year for:
      Interest                                  $1,294,806     $ 1,076,861
      Income taxes                              $  223,500     $    95,700

The accompanying notes to the consolidated financial statements are an integral part of these statements.

               NORTHFIELD BANCORP, INC.
               ------------------------
                   AND SUBSIDIARIES
                   ----------------
                  Baltimore, Maryland


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
------------------------------------------------------

Note 1 - Summary of Significant Accounting Policies
         ------------------------------------------

         Business
         --------

             The Association's primary business activity is the acceptance of deposits from the general public in its market area and using the proceeds for investments and loan originations. The Association is subject to competition from other financial institutions. The Association is subject to the regulations of certain federal agencies and undergoes periodic examinations by those regulatory authorities.

Note 2 - Basis of Presentation
         ---------------------

            The accompanying unaudited consolidated financial statements have been prepared in accordance with instructions for Form 10-QSB and therefore, do not include all disclosures necessary for a complete presentation of the statements of condition, statements of operations and statements of cash flows in conformity with generally accepted accounting principles. However, all adjustments which, in the opinion of management, are necessary for the fair presentation of the interim financial statements have been included. Such adjustments were of a normal recurring nature. The results of operations for the three months ended September 30, 1998 are not necessarily indicative of the results that may be expected for the entire year.

Note 3 - Statement of Cash Flows
         -----------------------

             In the statement of cash flows, cash and cash equivalents include cash and interest bearing deposits in other banks with a maturity date of less than ninety days.

Note 4 - Plan of Conversion
         ------------------

            On December 17, 1997, the Board of Directors adopted a Plan of Conversion ("Plan"), whereby the Association will convert from a federally chartered mutual savings and loan to a federally chartered stock savings bank. The Plan is subject to approval of regulatory authorities and the Association's members at a special meeting. The stock of the Association will be issued to a holding company formed in connection with the conversion. The capital stock will be offered at a price to be determined by the Board of Directors based upon an appraisal to be made by an independent appraisal firm. The exact number of shares to be offered will be determined by the Board of Directors in conjunction with that appraisal. A Subscription Offering of shares of common stock will be offered initially to Eligible Account Holders, Employee Stock Benefit Plans of the Association, supplemental Eligible Account Holders and other members. Any shares of common stock not sold in the Subscription Offering will be sold in a Community Offering.

NORTHFIELD FEDERAL SAVINGS
Baltimore, Maryland

NOTES TO FINANCIAL STATEMENTS

Note 4 - Plan of Conversion - Continued
         ------------------

             At the time of the conversion, the Association will establish a Liquidation Account in an amount equal to its capital as of the date of the latest statement of financial condition appearing in the final prospectus. The Liquidation Account will be maintained for the benefit of Eligible Account Holders and Supplemental Eligible Account Holders who continue to maintain their accounts at the Association after the conversion.


             In the unlikely event of a complete liquidation of the Association, and only in such event, each Eligible Account Holder and Supplemental Eligible Account Holder would receive from the Liquidation Account, a liquidation distribution based on the proportionate share of the then total remaining qualifying deposits.

             Under the regulations of the Office of Thrift Supervision ("OTS"), the Association will not be permitted to pay dividends on its stock after the conversion if its regulatory capital would thereby be reduced below the amount then required for the aforementioned Liquidation Account or the Association's regulatory capital requirements. Federal regulations also preclude any repurchase of the stock for three years after the conversion except for an offer made on a pro rata basis to all stockholders of the Association and with the prior approval of the OTS. The Association may, however, make capital distributions up to 100% of its net income plus the amount that would reduce by one-half its surplus capital ratio at the beginning of the calendar year, subject to the aforementioned restrictions, and the Association has not been notified that it is in the need of more than normal supervision. As of December 31, 1997, the Association has not been notified that it requires more than normal supervision.


             The costs associated with the conversion are expected to be deferred and deducted from the proceeds from the sale of stock. If the conversion does not occur, related expenses will be deducted from current income. Costs of $202,366 and $22,712 were incurred through September 30, 1998 and December 31, 1997, respectively.

Note 5 - Recent Accounting Pronouncements
         --------------------------------

             FASB Statement on Accounting for Derivative
         Instruments and Hedging Activities - In June 1998, FASB issued SFAS No. 133. This Statement standardizes the accounting for derivative instruments including certain derivative instruments embedded in other contracts, by requiring that an entity recognize these items as assets or liabilities in the statement of financial position and measure them at fair value. This Statement generally provides for matching the timing of gain or loss

NORTHFIELD FEDERAL SAVINGS
Baltimore, Maryland

NOTES TO FINANCIAL STATEMENTS

Note 5 - Recent Accounting Pronouncements - Continued
         --------------------------------

         recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or the earnings effect of the hedged forecasted transaction. The Statement, which is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999, will not affect the Association's financial position or its results of operations.

             The Association does not intend to early implement
         SFAS No. 133 or to reclassify any of its financial instruments as a result of this Statement.

                       NORTHFIELD BANCORP, INC.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
          OPERATION

COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 1998 AND
DECEMBER 31, 1997

     Total assets increased by $3.6 million, or 10%, from $36.1 million at December 31, 1997 to $39.7 million at September 30, 1998. Total liabilities increased by $3.4 million, or 10%, from $33.2 million at December 31, 1997 to $36.6 million at September 30, 1998. The increase in assets for the period was attributable to the growth in our loan portfolio of $3.1 million which was the result of our capitalizing on strong loan demand in our market area, an increase in our interest-bearing deposits in other banks of $.1 million. Loan growth was funded from a net increase in deposits of $3.5 million.

COMPARISON OF RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED
SEPTEMBER 30, 1998 AND 1997

     NET INCOME. Our net income increased $2,000, from $255,000 for the nine months ended September 30, 1997 to $257,000 for the nine months ended September 30, 1998 due primarily to increases in net interest income offset by increases in non-interest expenses.

     NET INTEREST INCOME. Our net interest income, which is the difference between our interest income and our interest expense, increased $64,000, from $837,000 for the nine months ended September 30, 1997 to $901,000 for the nine months ended September 30, 1998. The increase was due to an increase in the level of interest income we received on our loan portfolio. Interest expense also increased over these nine-month periods due primarily to an increase in both the volume and the average cost of our deposits.

     PROVISIONS FOR LOAN LOSSES. Financial institutions are required to establish an allowance for loan losses. The balance of such allowance depends on the risk in the institution's loan portfolio, its level of problem loans and general economic conditions, among other factors. Loans which cannot be collected are charged against the allowance and thereby reduce its balance. An institution adds to the allowance by making a provision for loan losses which is an expense item. During the nine months ended September 30, 1998 we made no provision for loan losses compared to a $8,000 provision for the comparable period in fiscal year 1997. We determined, based on our analysis of all pertinent information available to us concerning our loan portfolio, that no addition to the loan loss allowance was necessary for this period.

     NON-INTEREST INCOME. Non-interest income (e.g., gains or losses on the sale of securities, loan and deposit account fees) decreased $1,500 over the comparative nine-month periods due to decreases in the fees earned on loans and fees earned on deposits offset by an increase in other income.

     NON-INTEREST EXPENSE. Our non-interest expenses consist mainly of salaries and employee benefits, rent on our offices, federal deposit insurance premiums, data processing fees, the expenses associated with our fixtures and equipment and advertising. Other non-interest expenses include stationery and supplies, bank fees and accounting and auditing fees. Non-interest expenses increased by $71,000 for the nine months ended September 30, 1998 compared to the same period in fiscal year 1997 due to increases in occupancy, deposit insurance and other expenses offset by decreases in furniture, fixtures and equipment expense, advertising and compensation and related expense.

     INCOME TAX EXPENSE.  Our provision for income tax decreased
$3,000 over the comparable periods due to a decrease in our income before the provision for taxes.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED
SEPTEMBER 30, 1998 AND 1997

     NET INCOME. Our net income decreased $24,000, from $89,000 for the three months ended September 30, 1997 to $65,000 for the three months ended September 30, 1998 due primarily to an increases total non-interest expense offset by an increase in net interest income.

     NET INTEREST INCOME. Our net interest income, which is the difference between our interest income and our interest expense, increased $4,000 from $294,000 for the three months ended September 30, 1997 to $298,000 for the three months ended September 30, 1998. The increase was due to an increase in the level of interest income we received on our loan portfolio. Interest expense also increased over these three-month periods due primarily to an increase in both the volume and average cost of our deposits.

     PROVISION FOR LOAN LOSSES. Financial institutions are required to establish an allowance for loan losses. The balance of such allowance depends on the risk in the institution's loan portfolio, its level of problems loans and general economic conditions, among other factors. Loans which cannot be collected are charged against the allowance and thereby reduce its balance. An institution adds to the allowance by making a provision for loan losses which is an expense item. During the three months ended September 30, 1998 we made no provision for loan losses compared to a $2,500 provision for the comparable period in fiscal year 1997. We determined, based on our analysis of all pertinent information available to us concerning our loan portfolio, that no addition to the loan loss allowance was necessary for this period.

     NON-INTEREST INCOME. Non-interest income (e.g., gains or losses on the sale of securities, loan and deposit account fees) decreased $3,000 over the comparative three-month periods due to decreases in the fees earned on loans, fees earned on deposits and all other income.

     NON-INTEREST EXPENSE. Our non-interest expenses consist mainly of salaries and employee benefits, rent on our offices, federal deposit insurance premiums, data processing fees, the expenses associated with our fixtures and equipment and advertising. Other non-interest expenses include stationery and supplies, bank fees and accounting and auditing fees. Non-interest expenses increased by $47,000 for the three months ended September 30, 1998 compared to the same period in fiscal year 1997 due primarily to an increase in other non-interest expenses and increases in occupancy, deposit insurance, service bureau expense and advertising offset by decreases in compensation and related expense, and furniture, and equipment expense.

     INCOME TAX EXPENSE.  Our provision for income tax decreased
$19,000 over the comparable periods due to a decrease in our income before the provision for taxes.

YEAR 2000 COMPUTER PROGRAM COMPLIANCE

     A great deal of information has been disseminated about the global computer problem that may occur in the year 2000 which would affect the speed and accuracy of the data processing that is essential to our operations. We are conducting a thorough review of our internal systems as well as the efforts of our outside data processing service provider. The progress of the plan is monitored by our board of directors. We began testing our internal PC based applications beginning in February 1998. We have replaced several outdated teller terminal units, other than that we do not expect to incur significant costs to replace existing hardware or software. The greatest potential for problems, however, concerns the data processing provided by our third party service bureau. The service bureau is providing us with quarterly updates of its compliance progress and has advised us that it expects to resolve this problem before the year 2000 and is well on its way to doing so. We completed testing with our third party data processing service bureau in August 1998 and may conduct one final round of testing with them in 1999. We are in the process of developing a contingency plan to deal with the potential that if our service bureau is unable to bring its systems into compliance despite all of our preparations, we will be able to continue operating. There can be no assurance in this regard, however, and it is possible that we could experience data processing delays, errors or failures, all of which could have a material adverse impact on our financial condition and results of operations. However, we also will implement our contingency plan in the event of delays, errors or failures and expect to be able to continue operating manually if necessary.

LIQUIDITY AND CAPITAL RESOURCES

     We are required to maintain minimum levels of liquid assets as defined by OTS regulations. This requirement, which varies from time to time (currently 4%) depending upon economic conditions and deposit flows, is based upon a percentage of our deposits and short-term borrowings. The required ratio at September 30, 1998 was 4% and our liquidity ratio for the month ended September 30, 1998 was 23.91%.

     Our primary sources of funds are deposits, repayment of loans and mortgage-backed securities, maturities of investments and interest-bearing deposits, funds provided from operations and advances from the FHLB of Atlanta. While scheduled repayments of loans and mortgage-backed securities and maturities of investment securities are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by the general level of interest rates, economic conditions and competition. We use our liquidity resources principally to fund existing and future loan commitments, to fund maturing certificates of deposit and demand deposit withdrawals, to invest in other interest-earning assets, to maintain liquidity, and to meet operating expenses.

     At September 30, 1998, we were in compliance with all applicable regulatory capital requirements with total core and tangible capital of $3.2 million (7.93% of adjusted total assets) and total risk-based capital of $3.3 million (16.73% of risk-weighted assets).

IMPACT OF INFLATION AND CHANGING PRICES

     Our financial statements and the accompanying notes presented herein have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars without considering the change in the relative purchasing power of money over time and due to inflation. The impact of inflation is reflected in the increased cost of our operations. As a result, interest rates have a greater impact on our performance than do the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

PART II.  OTHER INFORMATION

     ITEM 1.   LEGAL PROCEEDINGS

               None.

     ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

               None.

     ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

               None.

     ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY-
               HOLDERS

               None.

     ITEM 5.   OTHER INFORMATION

               None.

     ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

               None.

     (a)  Exhibits.  The following exhibit is filed herewith:

          Exhibit 27     Financial Data Schedule for the nine
                         months ended September 30, 1998

     (b)  Reports on 8-K.  During the quarter ended September
          30, 1998, the registrant did not file any current reports on Form 8-K.

                      SIGNATURES



     Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              NORTHFIELD BANCORP, INC.



Date:  November 13, 1998     /s/ G. Ronald Jobson
                             ---------------------------
                             G. Ronald Jobson
                             President and Chief Executive
                             Officer
                             (Principal Executive Officer)