Form 10QSB/A
period 1998-09-30
NORTHFIELD BANCORP INC
filed 1998-11-19
CIK 1057971

        U.S. SECURITIES AND EXCHANGE COMMISSION
                Washington, D.C.  20549


                      FORM 10-QSB/A
                    (Amendment No. 1)
(Mark One)

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

* On November 12, 1998 the issuer sold and issued 475,442 shares of Common Stock at a price of $10.00 per share. **

** This amendment has been filed to correct transposed numbers in the previous sentence.