Form 10KSB40
period 1998-12-31
NORTHFIELD BANCORP INC
filed 1999-03-25
CIK 1057971

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                             --------------------
(Mark One)                        FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 1998

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________ to _______________

                          Commission File No. 0-25057
                                              -------

                           NORTHFIELD BANCORP, INC.
        ---------------------------------------------------------------
                (Name of Small Business Issuer in Its Charter)

     Maryland                                                 52-2098394
------------------------------                         -------------------------
  (State or Other Jurisdiction                         (I.R.S. Employer
of Incorporation or Organization)                      Identification No.)

 8005 Harford Road, Baltimore, Maryland                        21234
---------------------------------------               -------------------------
(Address of Principal Executive Offices)                     (Zip Code)


        Issuer's Telephone Number, Including Area Code:  (410) 665-7900
                                                         --------------

     Securities registered pursuant to Section 12(b) of the Exchange Act:
                                Not Applicable

     Securities registered pursuant to Section 12(g) of the Exchange Act:
                    Common stock, par value, $.01 per share
                    ---------------------------------------

Check whether the issuer: (1) filed all reports required by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes            No    X
                                                -------      -------

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

Registrant's revenues for the fiscal year ended December 31, 1998:  $306,785

As of March 17, 1999, the aggregate market value of the 423,942 shares of Common Stock of the registrant issued and outstanding held by non-affiliates on such date was approximately $4,557,377 based on the closing sales price of $10.75 per share of the registrant's Common Stock on March 17, 1999 as reported on the OTC Electronic Bulletin Board. For purposes of this calculation, it is assumed that directors, executive officers and beneficial owners of more than 10% of the registrant's outstanding voting stock are affiliates.

Number of shares of Common Stock outstanding as of March 17, 1999: 475,442 shares

Transitional Small Business Disclosure Format   Yes              No    X
                                                     -------        -------

                      DOCUMENTS INCORPORATED BY REFERENCE

The following lists the documents incorporated by reference and the Part of the Form 10-KSB into which the document is incorporated:

1. Portions of the Annual Report to Stockholders for the fiscal year ended December 31, 1998. (Part II)
2. Portions of the Proxy Statement for the 1999 Annual Meeting of Stockholders. (Part III)

                                    PART I

ITEM 1.  DESCRIPTION OF BUSINESS
--------------------------------

GENERAL

         THE COMPANY. Northfield Bancorp, Inc. (the "Company'), is a Maryland corporation organized at the direction of the Board of Directors of Northfield Federal Savings Bank ("us" or "we," etc. or the "Bank") in March 1998 to acquire all of the capital stock to be issued by the Bank in its conversion from mutual to stock form (the "Conversion"). The Conversion was completed on November 12, 1998, with the Company issuing 475,442 shares of its common stock, par value $0.01 per share (the "Common Stock") to the public, and the Bank issuing all of its issued and outstanding common stock to the Company. Prior to the Conversion, the Company did not engage in any material operations. The Company does not have any significant assets other than the capital stock of the Bank, cash and investment securities and a note receivable from its ESOP. The Company's principal business is the business of the Bank. At December 31, 1998, the Company had total assets of $44.3 million, deposits of $36.4 million and stockholders' equity of $7.1 million.

         NORTHFIELD FEDERAL SAVINGS BANK. We are a federal stock savings bank operating through two offices in Baltimore County, Maryland. The Bank was founded in 1923 as a federally chartered savings association with the name "Northfield Federal Savings." Upon completion of the Conversion, the Bank adopted the name "Northfield Federal Savings Bank." Our deposits are insured up to applicable limits by the Federal Deposit Insurance Corporation ("FDIC") under the Savings Association Insurance Fund ("SAIF") and we are a member of the Federal Home Loan Bank ("FHLB") of Atlanta.

         Our executive offices are located at 8005 Harford Road, Baltimore, Maryland 21234 and the main telephone number is (410) 665-7900.

MARKET AREA

         We consider our primary market area to be Baltimore County, Maryland. In addition, we focus our lending efforts on Harford and Cecil Counties, Maryland. The principal sources of employment in Baltimore, Harford and Cecil Counties are the services, retail trade and manufacturing industries.

PROPOSED LEGISLATIVE AND REGULATORY CHANGES

         On January 6, 1999, legislation was reintroduced in the U.S. House of Representatives which calls for the modernization of the banking system and which would significantly affect the operations and regulatory structure of the financial services industry, including savings institutions like us. At this time, we do not know what form final legislation might take, but if enacted into law, the legislation could affect our competitive environment as well as our business and operations. See " -- Regulation -- Proposed Legislative and Regulatory Changes."

LENDING ACTIVITIES

         Most of our loans are construction/permanent loans on one- to four-family residences. We also make multi-family real estate mortgage loans as well as commercial real estate, home equity and savings account loans. We also purchase commercial leases from a local leasing company.

         The following table sets forth information concerning the types of loans held by us at the dates indicated.


                                                              AT DECEMBER 31,
                                                    -----------------------------------
                                                         1998               1997
                                                    ----------------  -----------------
                                                    AMOUNT      %      AMOUNT      %
                                                    -------  -------  --------  -------
                                                          (Dollars in thousands)
Real estate loans:
  One- to four-family residential mortgage loans..  $31,332   81.51%   $25,740   81.35%
  Land............................................      123     .32         --      --
  Construction loans..............................    3,664    9.53      2,105    6.65
  Commercial real estate loans....................    2,478    6.45      2,805    8.87
Commercial loans collateralized by lease
   finance receivables............................      643    1.67        741    2.34

Consumer loans:
  Home equity lines of credit.....................      125     .33        177     .56
   Loans secured by deposits......................       73     .19         74     .23
                                                    -------  ------    -------  ------
        Total loans...............................   38,438  100.00%    31,642  100.00%
                                                             ======             ======

Less:
  Undisbursed portion of loans in process.........    2,223              1,197
  Deferred loan origination fees..................      316                268
  Allowance for losses............................      197                216
                                                    -------            -------
       Loan portfolio, net........................  $35,702            $29,961
                                                    =======            =======

         The following table sets forth the estimated maturity of our loan portfolio at December 31, 1998. The table does not include the effects of possible prepayments or scheduled repayments. All mortgage loans are shown as maturing based on the date of the last payment required by the loan agreement.

                                                             DUE AFTER
                                         DUE WITHIN          1 THROUGH          DUE AFTER
                                       ONE YEAR AFTER      5 YEARS AFTER      5 YEARS AFTER
                                      DECEMBER 31, 1998  DECEMBER 31, 1998  DECEMBER 31, 1998   TOTAL
                                      -----------------  -----------------  -----------------  -------
                                                          (In thousands)
Real estate loans:
  One- to four-family...............         $271               $  281            $30,780      $31,332
  Land..............................           --                  123                 --          123
  Commercial........................           --                  464              2,014        2,478
  Construction......................          290                  500              2,874        3,664
Home equity.........................          125                   --                 --          125
Passbook............................           73                   --                 --           73
Commercial loans collateralized by
   lease finance receivables........          207                  436                 --          643
                                             ----               ------            -------      -------
     Total..........................         $966               $1,804            $35,668      $38,438
                                             ====               ======            =======      =======

          The next table sets forth at December 31, 1998, the dollar amount of all loans due one year or more after December 31, 1998 which have predetermined interest rates and have floating or adjustable interest rates.


                                      PREDETERMINED    FLOATING OR
                                          RATE       ADJUSTABLE RATES
                                      -------------  ----------------
                                             (In thousands)
Real estate loans:
  One- to four-family...............      $31,061         $    --
  Construction......................        3,374              --
  Commercial real estate............        2,216             262
  Land..............................          123              --
Commercial loans collateralized by
 lease finance receivables..........          436              --
                                          -------         -------
   Total............................      $37,210         $   262
                                          =======         =======


          RESIDENTIAL CONSTRUCTION LOANS. Our most significant loan product is lending to finance the construction of one- to four-family residential property to the individuals who will be the owners and occupants upon completion of construction. Construction/permanent loans account for a majority of our single-family loan originations. We have historically emphasized these loans and have established a reputation in our market areas for this type of lending. We believe that we can continue to respond to the demand for these loans by borrowers engaged in building and development of single-family residential properties in the growing communities of our market areas. Virtually all of these loans are structured to be converted to permanent loans at the end of the construction phase. Borrowers are required to pay interest during the construction period. Loan proceeds are disbursed according to a draw schedule and we inspect the progress of the construction before additional funds are disbursed. The interest rate we charge is fixed during the construction phase (based on the prime rate) and fixed thereafter, and these loans generally have 30 year terms.

          While we believe we have substantial experience in construction lending, this type of lending involves a higher degree of credit risk than long term financing of residential properties. Our risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property's value at completion of construction and the estimated cost of construction. If the estimate of construction cost and the marketability of the property upon completion of the project prove to be inaccurate, we may be compelled to advance additional funds to complete the construction. Furthermore, if the final value of the completed property is less than the estimated amount, the value of the property might not be sufficient to assure the repayment of the loan.

          Our underwriting criteria are designed to evaluate and minimize the risks of each construction loan. Among other things, we consider the amount of the borrower's equity in the project, independent valuations and reviews of cost estimates and pre-construction sale, the builder's financial report and the reputation of the borrower. In addition, we review the builder's financial reports and other information. We have longstanding relationships with several builders in our area and do most of our construction lending with them.

          ONE- TO FOUR-FAMILY RESIDENTIAL LOANS. We also originate standard one- to four-family residential mortgage loans secured by property located in our primary market area. These are made in amounts up to 80% of the lesser of the appraised value or purchase price, with private mortgage insurance or additional collateral required on loans with a loan to-value ratio in excess of 80%. Although, all of our one- to four-family loans are underwritten to conform with secondary market standards, we originate such loans with the intention that we will hold them in our portfolio rather than sold in the secondary mortgage market.

          Mortgage loans originated and held by us generally include due-on-sale clauses. This gives us the right to deem the loan immediately due and payable in the event the borrower transfers ownership of the property securing the mortgage loan without our consent.

          COMMERCIAL REAL ESTATE LOANS. Our commercial real estate loans are secured primarily by office buildings and multi-family residential investment properties. Some of our commercial real estate loans are participations with other financial institutions in our market area. Commercial real estate loans are made in amounts of up to 75% of the appraised value of the property. Our commercial real estate loans generally have variable rates with terms of five years and amortization schedules of up to 30 years. At December 31, 1998, the largest of our commercial real estate loans was a $852,000 loan participation, of which our interest totaled $320,000. This loan was secured by an office building.

          Commercial real estate lending, which accounted for approximately 6.45% of our loan portfolio at December 31, 1998, entails significant additional risks compared to single-family residential property lending. These loans typically involve large loan balances to single borrowers or groups of related borrowers. The repayment of these loans typically is dependent on the successful operation of the real estate project securing the loan. These risks can be significantly affected by supply and demand conditions in the market for office and retail space and may also be subject to adverse conditions in the economy. To minimize these risks, we generally limit this type of lending to our market area and to borrowers who are otherwise well known to us.

          COMMERCIAL AND AUTOMOBILE LEASES. For over ten years, we have purchased commercial finance leases from a local leasing company. These leases are primarily on office equipment. We purchase the lease, but all servicing is conducted by the seller. The average length of the individual leases ranges from 3.5 to four years and the average size ranges from $1,500 to $5,000. At December 31, 1998, our portfolio of commercial leases totaled $643,000, or 1.67%, of total loans. Our portfolio includes both recourse and non-recourse purchases, but in accordance with OTS comments, we are purchasing on a recourse basis only.

          Commercial leases are subject to the same risk of default as direct commercial loans. Although these loans provide for higher interest rates and shorter terms than permanent single-family residential real estate loans, they involve more credit risk because of the type and nature of the collateral. Commercial business loans are typically made on the basis of the borrower's ability to make repayment from the cash flow of the borrower's business, and repayment is therefore substantially dependent on the success of the business itself.

          Since the program began, we have experienced losses of $10,000 in connection with these leases, all involving non-recourse purchases. As indicated above, we are purchasing on a recourse basis only. Following the Conversion, we increased the level of these leases to the amount allowed by the loans to one borrower regulation, which was approximately $800,000 after receipt of the Conversion proceeds. Management believes that these commercial leases represent a sound and profitable investment and is seeking to maintain the Bank's relationship with the local leasing company.

          As of December 31, 1998, we invested $500,000, subject to our Board's approval, $500,000 in automobile finance leases from another local company. These lease purchases, in which we participate with other local lenders, are structured in the same manner as the commercial finance leases discussed above. All of our purchases from the automobile leasing company are with full recourse. Automobile finance leases are subject to the same risk of default as direct automobile loans. These loans involve a higher risk of default than loans secured by one- to four-family residential loans because they are secured by automobiles, which are rapidly depreciable assets. The repossessed collateral for a defaulted automobile loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation, and the remaining deficiency may not warrant further substantial collection efforts against the borrower. In addition, automobile loan collections depend on the borrower's continuing financial stability, and thus are more likely to be adversely affected by job loss, illness or personal bankruptcy. The application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may also limit the amount which can be recovered on such loans.

          CONSUMER LOANS. Our consumer loans consist of home equity lines of credit and savings account loans. We began offering home equity lines of credit in December 1996. These loans are secured by a real estate mortgage with our security interest in the borrower's primary residence. These are variable rate loans indexed to the prime rate with terms of 20 years. Our savings account loans are made for up to 90% of the balance on deposit in savings accounts or certificates of deposit. These loans are secured by an interest in the borrower's account.

          NEW LENDING PROGRAMS IMPLEMENTED AS PART OF THE CRA ACTION PLAN. We are periodically examined by the OTS for our record of meeting the credit needs of our local communities pursuant to the Community Reinvestment Act ("CRA").
The OTS rates the performance of a savings institution under applicable CRA performance standards and assigns one of the following ratings: Outstanding, Satisfactory, Needs to Improve, or Substantial Non-Compliance. In our 1998 CRA evaluation, we received a "Needs to Improve" CRA rating. In an effort to improve this rating, our Board of Directors approved and we implemented a CRA action plan which calls for, among other things, expanding our lending to low- and moderate-income borrowers. This plan includes: (i) a $380,000 investment in loans to first time low- and moderate-income home buyers; (ii) offering 97% loan-to-value ratio loans with private mortgage insurance, no points, and a 1/8% rate discount below our current rate offering plan; (iii) expanding our solicitation, advertising and education efforts to reach low- and moderate-income borrowers; and (iv) purchasing low- and moderate-income loans from brokers at a premium. See " -- Regulation -- Community Reinvestment Act" for a discussion of how this rating may affect our operations.

          In implementing our CRA plan, we purchased VA and FHA loans in low and moderate census tracts located in the Baltimore area. We have committed $863,000 in these census tracts to date. We, also, have purchased a GNMA II Mortgage Backed Security for $541,000 in low and moderate census tracts located in Baltimore and Harford counties.

          LOAN APPROVAL AUTHORITY AND UNDERWRITING. Our president may approve all commercial leases that we purchase up to $25,000 and all home equity lines of credit up to that amount. All other loans are approved by our Board of Directors.

          Upon receipt of a completed loan application from a prospective borrower, we order a credit report. Income and certain other information is verified. If necessary, additional financial information may be requested. An appraisal or other estimate of value of the real estate intended to be used as security for the proposed loan is obtained. Appraisals are prepared by outside fee appraisers who are approved by the Board of Directors.

          Either title insurance or a title opinion is generally required on all real estate loans. Borrowers also must obtain fire and casualty insurance. Flood insurance is also required on loans secured by property which is located in a flood zone.

          LOAN ORIGINATIONS, PURCHASES AND SALES. All of the loans we originate are intended to be held in our portfolio rather than sold in the secondary mortgage market. Our one- to four-family residential loans do, however, conform to secondary market guidelines. We may, therefore, decide to sell loans in the secondary market in the future. We occasionally purchase loan participations from other financial institutions. These participation interest purchases are reflected in the above table. Generally, the purchase of participation interests involves the same risks as would the origination of the same types of loans as well as the additional risk that results from the fact that we have less control over the origination and subsequent administration of such loans.

          LOAN COMMITMENTS. Written commitments are given to prospective borrowers on all approved real estate loans. Generally, the commitment requires acceptance within 10 days of the date of issuance. At December 31, 1998, commitments to cover originations of mortgage loans were $1.1 million. We believe that virtually all of our commitments will be funded.

          LOANS TO ONE BORROWER. The maximum amount of loans which we may make to any one borrower may not exceed the greater of $800,000 or 15% of our unimpaired capital and unimpaired surplus. We may lend an additional 10% of our unimpaired capital and unimpaired surplus if the loan is fully secured by readily marketable collateral. Our loan-to-one borrower limit was approximately $800,000 at December 31, 1998. At December 31, 1998, our largest loan outstanding had a balance of $500,000.

NONPERFORMING AND PROBLEM ASSETS

          LOAN DELINQUENCIES. Generally when a mortgage loan becomes 30 days past due, a notice of nonpayment is sent to the borrower. Additional notices and letters from us are sent if the loan remains delinquent after 45, 60 and 75 days. If the loan continues in a delinquent status for 90 days past due and no repayment plan is in effect, a notice of right to cure default is sent to the borrower giving 30 additional days to bring the loan current before foreclosure is commenced. Our Board meets regularly to determine when foreclosure proceedings should be initiated. The customer will be notified when foreclosure is commenced. At December 31, 1998, our loans past due between 30 and 89 days totaled $429,000.

          Loans are reviewed on a monthly basis and are generally placed on a nonaccrual status when the loan becomes more than 90 days' delinquent or when, in our opinion, the collection of additional interest is doubtful. Interest accrued and unpaid at the time a loan is placed on nonaccrual status is charged against interest income. Subsequent interest payments, if any, are either applied to the outstanding principal balance or recorded as interest income, depending on the assessment of the ultimate collectibility of the loan.

          NONPERFORMING ASSETS. The following table sets forth information regarding our nonperforming loans. As of the dates indicated, we had no loans categorized as troubled debt restructurings within the meaning of SFAS 15 and no real estate owned.

                                                                   At December 31,
                                                                 -------------------
                                                                  1998         1997
                                                                 -------     -------
                                                                  (In thousands)
Loans accounted for on a non-accrual basis:
  Real estate:
    One- to four-family........................................    $  --       $  --
    Commercial real estate.....................................       --         135
                                                                 -------     -------
       Total real estate loans.................................       --         135
  Commercial loans collateralized by lease finance
          receivables..........................................       --          --
  Consumer loans:
    Loans secured by deposits..................................       --          --
    Home improvement...........................................       --          --
    Automobile.................................................       --          --
    Other consumer.............................................       --          --
                                                                 -------     -------
       Total...................................................       --         135
                                                                 -------     -------

Accruing loans delinquent 90 days or more:
  Real estate:
    One- to four-family........................................    $  --       $  --
    Commercial real estate.....................................      263         279
  Commercial loans collateralized by lease finance
      receivables..............................................       33          --
  Consumer loans...............................................       --          --
   Loan secured by deposits....................................       --          --
   Home equity lines of credit.................................       --          --
   Automobile..................................................       --          --
   Other consumer..............................................       --          --
                                                                 -------     -------
       Total...................................................      296         279
                                                                 -------     -------
          Total nonperforming loans............................      296         414
                                                                 =======     =======

Total non-performing loans as a percentage of total net loans..      .83%       1.31%
                                                                 =======     =======
Total non-performing assets as a percentage of total assets....      .67%       1.15%
                                                                 =======     =======

          We had no loans which were not classified as nonaccrual, 90 days past due or restructured, but where known information causes us to have serious concerns as to the ability of these borrowers to comply with their current loan terms.

          CLASSIFIED ASSETS. OTS regulations provide for a classification system for problem assets of savings associations which covers all problem assets. Under this classification system, problem assets of savings associations such as ours are classified as "substandard," "doubtful," or "loss." An asset is considered substandard if it is inadequately protected by the current net worth and paying capacity of the borrower or of the collateral pledged, if any. Substandard assets include those characterized by the "distinct possibility" that the savings association will sustain "some loss" if the deficiencies are not corrected. Assets classified as doubtful have all of the weaknesses inherent in those classified substandard, with the added characteristic that the weaknesses present make "collection or liquidation in full, on the basis of currently existing facts, conditions, and, values, highly questionable and improbable." Assets classified as loss are those considered "uncollectible" and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Assets may be designated "special mention" because of potential weakness that do not currently warrant classification in one of the aforementioned categories.

          When a savings association classifies problem assets as either substandard or doubtful, it may establish general allowances for loan losses in an amount deemed prudent by management. General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When a savings association classifies problem assets as loss, it is required either to establish a specific allowance for losses equal to 100% of that portion of the asset so classified or to charge off such amount. A savings association's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the OTS, which may order the establishment of additional general or specific loss allowances. A portion of general loss allowances established to cover possible losses related to assets classified as substandard or doubtful may be included in determining a savings association's regulatory capital. Specific valuation allowances for loan losses generally do not qualify as regulatory capital.

          At December 31, 1998, $296,000 of our assets were classified as special mention and no assets were classified as doubtful, substandard or loss.

          FORECLOSED REAL ESTATE. Real estate acquired by us as a result of foreclosure is recorded as "real estate owned" until such time as it is sold. When real estate owned is acquired, it is recorded at the lower of the unpaid principal balance of the related loan or its fair value less estimated disposal costs. Any write down of real estate owned is charged to operations. At December 31, 1998, we did not have any real estate owned.

          ALLOWANCE FOR LOAN LOSSES. Our policy is to provide for losses on unidentified loans in our loan portfolio. A provision for loan losses is charged to operations based on management's evaluation of the losses that may be incurred in our loan portfolio. The evaluation, including a review of all loans on which full collectibility of interest and principal may not be reasonably assured, considers: (i) our past loan loss experience, (ii) known and inherent risks in our portfolio, (iii) adverse situations that may affect the borrower's ability to repay, (iv) the estimated value of any underlying collateral, and (v) current economic conditions.

          We monitor our allowance for loan losses and make additions to the allowance as economic conditions dictate. Although we maintain our allowance for loan losses at a level that we consider adequate for the inherent risk of loss in our loan portfolio, actual losses could exceed the balance of the allowance for loan losses and additional provisions for loan losses could be required. In addition, our determination as to the amount of its allowance for loan losses is subject to review by the OTS, as part of its examination process. After a review of the information available, the OTS might require the establishment of an additional allowance.

     The following table sets forth an analysis of our allowance for loan losses for the periods indicated.

                                                        Year Ended December 31,
                                                       ------------------------
                                                         1998             1997
                                                       --------         -------
                                                            (In thousands)
Balance at beginning of period.....................    $    216         $   100
Charge-offs:
-----------
Real estate loans:
  One- to four-family..............................         (16)             --
  Commercial real estate...........................          --              --
                                                       --------         -------
     Total real estate loans.......................         (16)             --

Commercial loans collateralized by lease
     finance receivables...........................          (3)             (7)
                                                       --------         -------
                                                             (3)             (7)
                                                       --------         -------
Consumer loans:
   Loan secured by deposits........................          --              --
   Home equity line of credit......................          --              --
   Automobile......................................          --              --
   Other consumer..................................          --              --
                                                       --------         -------

Recoveries.........................................          --              --
                                                       --------         -------

Net recoveries (charge-offs).......................         (19)             (7)
                                                       --------         -------
Additions charged to operations....................          --             123
                                                       --------         -------
Balance at end of period...........................    $    197         $   216
                                                       ========         =======

Allowance for loan losses to total
  non-performing loans at end of period............       66.55%          52.17%
                                                       ========         =======
Allowance for loan losses to net loans
  at end of period.................................         .55%            .72%
                                                       ========         ========
Net loans charge-offs..............................         (19)             (7)
                                                       --------         -------
Provision for loan losses..........................          --             123
                                                       --------         -------
Ratio of net charge-offs to average
  loans outstanding during the period..............         .06%            .03 %
                                                       ========         =======

          The following table illustrates the allocation of the allowance for loan losses for each category of loan. The allocation of the allowance to each category is not necessarily indicative of future loss in any particular category and does not restrict our use of the allowance to absorb losses in other loan categories.

                                                                 At December 31,
                                                  ----------------------------------------------------
                                                          1998                          1997
                                                  ----------------------      ------------------------
                                                            Percent of                    Percent of
                                                          Loans in Each                  Loans in Each
                                                           Category to                    Category to
                                                  Amount   Total Loans        Amount     Total Loans
                                                  ------  --------------      ------     -------------
                                                              (Dollars in thousands)
Real estate loans:
  One- to four-family..........................   $   80       81.51%         $   96          81.35%
  Construction.................................       --        9.53              --           6.65
  Land.........................................       --         .32              --             --
  Commercial real estate loans.................       60        6.45              60           8.87
Commercial loan collateralized by lease
   finance receivables.........................       57        1.67              60           2.34
Consumer loans.................................       --         .52              --            .79
                                                  ------      ------          ------       --------
    Total allowance for loan losses............   $  197      100.00%         $  216         100.00%
                                                  ======      ======          ======       ========

Investment Activities

    INVESTMENT SECURITIES. We are required under federal regulations to maintain a minimum amount of liquid assets which may be invested in specified short-term securities and certain other investments. For additional information, see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" in the Annual Report to Stockholders for the year ended December 31, 1998 (the "Annual Report"), which is filed as Exhibit 13 to this report. The level of liquid assets varies depending upon several factors, including: (i) the yields on investment alternatives, (ii) our judgment as to the attractiveness of the yields then available in relation to other opportunities, (iii) expectation of future yield levels, and (iv) our projections as to the short-term demand for funds to be used in loan origination and other activities. We classify our investment securities as "held to maturity", "available-for-sale" or "trading" in accordance with SFAS No. 115. At December 31, 1998, our investment portfolio policy allowed investments in instruments such as: (i) U.S. Treasury obligations, (ii) U.S. federal agency or federally sponsored agency obligations,
(iii) mortgage-backed securities, (iv) certificates of deposit, (v) federal funds, including FHLB overnight and term deposits, (vi) A-rated state and local municipal bonds, and (vii) A-rated corporate bonds.

    MORTGAGE-BACKED SECURITIES. To supplement lending activities, we have invested in residential mortgage-backed securities. Mortgage-backed securities can serve as collateral for borrowings and, through repayments, as a source of liquidity. Mortgage-backed securities represent a participation interest in a pool of single-family or other type of mortgages. Principal and interest payments are passed from the mortgage originators, through intermediaries (generally quasi-governmental agencies) that pool and repackage the participation interests in the form of securities, to investors such as us. Our mortgage-backed securities portfolio consists of participations or pass-through certificates issued by the Federal Home Loan Mortgage Corporation (the "FHLMC"), the Federal National Mortgage Association ("FNMA") and the Government National Mortgage Association ("GNMA"). GNMA certificates are guaranteed as to principal and interest by the full faith and credit of the United States, while FHLMC and FNMA certificates are guaranteed by those agencies only. Our mortgage-backed securities portfolio was classified as "held to maturity" at December 31, 1998.

    Expected maturities will differ from contractual maturities due to scheduled repayments and because borrowers may have the right to call or prepay obligations with or without prepayment penalties.

     Mortgage-backed securities typically are issued with stated principal amounts. The securities are backed by pools of mortgages that have loans with interest rates that are within a set range and have varying maturities. The underlying pool of mortgages can be composed of either fixed rate or adjustable mortgage loans. Mortgage-backed securities are generally referred to as mortgage participation certificates or pass-through certificates. The interest rate risk characteristics of the underlying pool of mortgages (i.e., fixed rate or adjustable rate) and the prepayment risk, are passed on to the certificate holder. The life of a mortgage-backed pass-through security is equal to the life of the underlying mortgages.

     We have also in the past made investments in real estate mortgage investment conduits ("REMICs"). REMICs are securities derived by reallocating the cash flows from mortgage-backed securities or pools of mortgage loans in order to create multiple classes, or tranches, of securities with coupon rates and average lives that differ from the underlying collateral as a whole. At December 31, 1997, we had a $93,000 investment in a REMIC. During fiscal 1998 this investment paid down and at December 31, 1998, we had no investments in REMICs.

     The following table sets forth the carrying (i.e., amortized cost) value of our investment securities and mortgage-backed securities, at the dates indicated.


                                                            At December 31,
                                                       -------------------------
                                                        1998               1997
                                                       ------            -------
                                                             (In thousands)
Held to Maturity:
 Interest-bearing deposits in other banks..            $ 4,834           $ 3,514
 Other investments.........................                799                --
 Mortgage-backed securities................              2,123             1,955
 Federal Home Loan Bank of Atlanta stock...                273               226
                                                       -------           -------
  Total....................................            $ 8,029           $ 5,695
                                                       =======           =======

  The following table sets forth the scheduled maturities, carrying values, market values and average yields for our investment portfolio at December 31, 1998.

                              One Year or Less     One to Five Years    Five to Ten Years   More than Ten Years
                             -------------------  -------------------  -------------------  -------------------
                                       Weighted             Weighted             Weighted             Weighted
                             Carrying   Average   Carrying   Average   Carrying   Average   Carrying   Average
                              Value      Yield     Value      Yield     Value      Yield     Value      Yield
                             --------  ---------  --------  ---------  --------  ---------  --------  ---------
                                                                         (Dollars in thousands)
Securities held to
 maturity:
  Interest-bearing deposits  $  4,542      5.15%  $    193      5.67%     $  99      5.50%   $    --        --%
  Other investments........        --        --         --        --        299      4.01        500      6.78
  Mortgage-backed
   securities..............        --        --         56      8.00        294      8.59      1,773      7.26
  FHLB stock...............        --        --         --        --         --        --        273      7.16
                             --------             --------                -----              -------
       Total...............  $  4,542      5.15%  $    249      6.19%     $ 692      6.17%   $ 2,546      7.16%
                             ========             ========                =====              =======

                                   Total Investment Portfolio
                                   --------------------------
                                                     Weighted
                                   Carrying  Market  Average
                                    Value    Value    Yield
                                   --------  ------ ---------
Securities held to
 maturity:
  Interest-bearing deposits..       $ 4,834  $ 4,834    5.18%
  Other investments..........
  Mortgage-backed                       799      794    5.74
   securities................         2,123    2,185    7.46
  FHLB stock.................           273      273    7.16
                                    -------  -------
       Total.................       $ 8,029  $ 8,086    5.91%
                                    =======  =======

SOURCES OF FUNDS

     Deposits are our major external source of funds for lending and other investment purposes. Funds are also derived from the receipt of payments on loans and prepayment of loans and, to a much lesser extent, maturities of investment securities and mortgage-backed securities, borrowings and operations. Scheduled loan principal repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are significantly influenced by general interest rates and market conditions.

     DEPOSITS. Consumer and commercial deposits are attracted principally from within our primary market area through the offering of a selection of deposit instruments including regular savings accounts, money market accounts, and term certificate accounts. IRA accounts are also offered. Deposit account terms vary according to the minimum balance required, the time period the funds must remain on deposit, and the interest rate. The interest rates paid by us on deposits are set weekly at the direction of our senior management. Interest rates are determined based on our liquidity requirements, interest rates paid by our competitors, and our growth goals and applicable regulatory restrictions and requirements. We do not accept brokered deposits.

          The following table sets forth information about our average deposit balances and interest rates during the periods indicated.

                                              Year Ended December 31,
                                        ------------------------------------
                                               1998             1997
                                        ----------------   -----------------
                                        Average  Average   Average  Average
                                        Balance    Rate    Balance    Rate
                                        -------  --------  -------  --------
                                               (Dollars in thousands)
Now accounts....................        $ 1,870     3.08%  $ 1,740     2.89%
Money market deposits...........          8,571     3.76     7,779     3.89
Passbook savings................          3,243     2.88     2,587     2.97
Certificates of deposit.........         21,380     5.97    17,748     5.88
                                        -------            -------
      Total.....................        $35,064     4.99   $29,854     4.94
                                        =======            =======

          The following table indicates the amount of our certificates of deposit of $100,000 or more by time remaining until maturity as of December 31, 1998.

                                                            Certificates
          Maturity Period                                    Of Deposit
          ---------------                                   ------------
                                                            (In thousands)
          Three months or less.........................        $  303
          Over three through six months................           212
          Over six through 12 months...................           213
          Over 12 months...............................         1,373
                                                               ------
            Total......................................        $2,101
                                                               ======

          BORROWINGS. Advances (borrowings) may be obtained from the FHLB of Atlanta to supplement our supply of lendable funds. Advances from the FHLB of Atlanta are typically secured by a pledge of our stock in the FHLB of Atlanta, a portion of our first mortgage loans and other assets. Each FHLB credit program has its own interest rate, which may be fixed or adjustable, and range of maturities. We had no advances from the FHLB of Atlanta during the year ended December 31, 1998.

                                                           At or for the
                                                            Year Ended
                                                             December 31,
                                                        ---------------------
                                                           1998         1997
                                                        --------     --------
                                                        (Dollars in thousands)
          Amounts outstanding at end of period:
            FHLB advances ............................
            Other short-term borrowings...............  $     --     $   --
          Weighted average rate paid on:
            Other short-term borrowings...............        --         --

          Maximum amount of borrowings outstanding
            at any month end:
            FHLB advances.............................  $     --     $ 1,600
            Other short-term borrowings...............        --         --
          Approximate average short-term borrowings
            outstanding with respect to:
            FHLB advances.............................  $     --     $   350
            Other short-term borrowings...............        --         --
          Approximate weighted average rate paid on:
            Other short-term borrowings...............        --         --

COMPETITION

     We compete for deposits with other insured financial institutions such as commercial banks, thrift institutions, credit unions, finance companies, and multi-state regional banks in our market area. Loan competition varies depending upon market conditions. Our competition in originating real estate loans comes primarily from commercial banks, thrift institutions, credit unions and mortgage bankers, many of whom have greater resources than the we have.

REGULATION OF THE BANK

     GENERAL. As a federally chartered, SAIF-insured savings institution, we are subject to extensive regulation by the OTS and the FDIC. Our lending activities and other investments must comply with various federal and state statutory and regulatory requirements, and the OTS periodically examines us for compliance with various regulatory requirements. The FDIC also has authority to conduct periodic examinations of us. We must file reports with the OTS describing our activities and our financial condition and we must obtain approvals from regulatory authorities before entering into certain transactions such as the conversion or mergers with other financial institutions. We are also subject to certain reserve requirements promulgated by the Board of Governors of the Federal Reserve System ("Federal Reserve System"). Our relationship with our depositors and borrowers is also regulated to a great extent by federal and state law, especially in such matters as the ownership of savings accounts and the form and content of our mortgage documents. This
supervision and regulation are primarily intended to protect depositors.   The
regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in regulations, whether by the OTS, the FDIC or any other government agency, could have a material adverse impact on our operations.

     PROPOSED LEGISLATIVE AND REGULATORY CHANGES. The U.S. Congress is in the process of drafting legislation which may have a profound effect on the financial services industry. On January 6, 1999 legislation restructuring the activities and regulations oversight of the financial services industry ("H.R. 10"), was reintroduced in the U.S. House of Representatives. H.R. 10 would permit affiliations between commercial banks, securities firms, insurance companies and, subject to certain limitations, other commercial enterprises.
The stated purposes of the legislation are to enhance consumer choice in the financial services marketplace, level the playing field among providers of financial services and increase competition. H.R. 10 removes many of the statutory restrictions contained in current laws regulating the financial services industry and calls for a new regulatory framework of financial institutions and their holding companies. H.R. 10 however, preserves the thrift charter and all existing thrift powers, but would restrict the activities of new unitary thrift holding companies. At this time, it is unknown how H.R. 10 will be modified, enacted into law, or if enacted, what form the final version of such legislation might take and how such legislation may affect our business and operations.

     INSURANCE OF DEPOSIT ACCOUNTS. The FDIC maintains two separate funds for the insurance of deposits up to prescribed statutory limits. The Bank Insurance Fund ("BIF") insures the deposits of commercial banks and the SAIF insures the deposits of savings institutions. We are a member of the SAIF. The FDIC is authorized to establish separate annual assessment rates for deposit insurance for members of the BIF and the SAIF. The FDIC may increase assessment rates for either fund if necessary to restore the fund's ratio of reserves to insured deposits to its target level within a reasonable time and may decrease such assessment rates if such target level has been met. The FDIC has established a risk-based assessment system for both SAIF and BIF members. Under this system, assessments are set within a range, based on the risk the institution poses to its deposit insurance fund. This risk level is determined based on the institution's capital level and the FDIC's level of supervisory concern about the institution.

     Because a significant portion of the assessments paid into the SAIF by savings institutions were used to pay the cost of prior savings institution failures in the past years, the reserves of the SAIF fell below the level
required by law.   As a result, deposit insurance premiums for deposits insured by the BIF (which met its required reserve level) were substantially less than premiums for deposits such as ours which are insured by the SAIF. In order to recapitalize the SAIF and to eliminate the BIF-SAIF premium disparity, in November 1996 the FDIC imposed a one-time special assessment equal to $0.657 per $100 of SAIF-assessable deposits held at March 31, 1995, on institutions with deposits insured by the SAIF. We recognized this special assessment of $182,000 during fiscal 1996.

     As a result, beginning January 1, 1997, our annual deposit insurance premium was reduced from 0.23% to .064% of total assessable deposits. However, BIF institutions still pay lower assessments than comparable SAIF institutions because BIF institutions pay only 20% of the rate being paid by SAIF institutions on their deposits with respect to obligations issued by the Financing Corp., a federally chartered corporation which provided some of the financing required to resolve the thrift crisis in the 1980s.

     REGULATORY CAPITAL REQUIREMENTS. OTS capital regulations require savings institutions to meet three capital standards: (i) tangible capital equal to at least 1.5 % of total adjusted assets, (ii) core capital equal to at least 3% of total adjusted assets, and (iii) risk-based capital equal to at least 8% of total risk-weighted assets. In addition, the OTS may require that a savings institution that has a risk-based capital ratio less than 8%, a ratio of Tier 1 capital to risk-weighted assets of less than 4% or a ratio of Tier 1 capital to adjusted total assets of less than 4% (3% if the institution has received the highest rating on its most recent examination) take certain actions to increase
its capital ratios.   If the institution's capital is significantly below the
minimum required levels or if it is unsuccessful in increasing its capital ratios, the OTS may significantly restrict its activities.

     Tangible capital is defined as core capital less all intangible assets (including supervisory goodwill), less certain mortgage servicing rights and less certain investments. Core capital is defined as common stockholders' equity (including retained earnings), non-cumulative perpetual preferred stock and minority interests in the equity accounts of consolidated subsidiaries, certain non-withdrawable accounts and pledged deposits of mutual savings associations and qualifying supervisory goodwill, less non-qualifying intangible assets, certain mortgage servicing rights and certain investments. Tier 1 has the same definition as core capital.

     Risk-based capital equals the sum of core capital plus supplementary capital. The components of supplementary capital include, among other items, cumulative perpetual preferred stock, perpetual subordinated debt, mandatory convertible subordinated debt, intermediate-term preferred stock, the portion of the allowance for loan losses not designated for specific loan losses and up to
45% of unrealized gains on equity securities.   Overall, supplementary capital
is limited to 100% of core capital. A savings institution must calculate its risk-weighted assets by multiplying each asset and off-balance sheet item by various risk factors as determined by the OTS, which range from 0% for cash to 100% for delinquent loans, property acquired through foreclosure, commercial loans, and other assets. At December 31, 1998, we were in compliance with all regulatory capital requirements as is shown on the table below.


                                                         Percent
                                             Amount     of Assets
                                            ---------  ------------
                                            (Dollars in thousands)

          Tangible capital................     $4,918        11.00%
          Tangible capital requirement....        670         1.50
                                               ------        -----
            Excess........................     $4,248         9.50%
                                               ======        =====

          Core capital....................     $4,918        11.00%
          Core capital requirement........      1,341         3.00
                                               ------        -----
            Excess........................     $3,577         8.00%
                                               ======        =====

          Risk-based capital..............     $5,116        23.07%
          Risk-based capital requirement..      1,774         8.00
                                               ------        -----
            Excess........................     $3,342        15.07%
                                               ======        =====

     The risk-based capital standards of the OTS generally require savings institutions with more than a "normal" level of interest rate risk to maintain additional total capital. An institution's interest rate risk will be measured in terms of the sensitivity of its "net portfolio value" to changes in interest rates. Net portfolio value is defined, generally, as the present value of expected cash inflows from existing assets and off-balance sheet contracts less the present value of expected cash outflows from existing liabilities. A savings institution will be considered to have a "normal" level of interest rate risk exposure if the decline in its net portfolio value after an immediate 200 basis point increase or decrease in market interest rates (whichever results in the greater decline) is less than two percent of the current estimated economic value of its assets. An institution with a greater than normal interest rate risk will be required to deduct from total capital, for purposes of calculating its risk-based capital requirement, an amount (the "interest rate risk component") equal to one-half the difference between the institution's measured interest rate risk and the normal level of interest rate risk, multiplied by the economic value of its total assets.

     The OTS calculates the sensitivity of an institution's net portfolio value based on data submitted by the institution in a schedule to its quarterly Thrift Financial Report and using the interest rate risk measurement model adopted by the OTS. The amount of the interest rate risk component, if any, to be deducted from an institution's total capital will be based on the institution's Thrift Financial Report filed two quarters earlier. Savings institutions with less than $300 million in assets and a risk-based capital ratio above 12% are generally exempt from filing the interest rate risk schedule with their Thrift Financial Reports. However, the OTS may require any exempt institution that it determines may have a high level of interest rate risk exposure to file such schedule on a quarterly basis and may be subject to an additional capital requirement based upon its level of interest rate risk as compared to its peers. Due to our size and risk-based capital level, we are exempt from the interest rate risk component.

     At December 31, 1998, we were "well-capitalized" under applicable regulations.

     DIVIDEND AND OTHER CAPITAL DISTRIBUTION LIMITATIONS. OTS regulations require us to give the OTS 30 days advance notice of any proposed declaration of dividends to the Company. The OTS may prohibit the payment of dividends by us to the Company. In addition, we may not declare or pay a cash dividend on our capital stock if the effect would be to reduce our regulatory capital below the amount required for the liquidation account to be established at the time of the Conversion.

     OTS regulations set a limit upon all capital distributions by savings institutions, such as cash dividends, payments to repurchase or otherwise acquire its shares, payments to stockholders of another institution in a cash-out merger, and other distributions charged against capital. The rule establishes three tiers of institutions based primarily on an institution's capital level. An institution that exceeds all of its fully phased-in capital requirements before and after a proposed capital distribution ("Tier 1 institution") and has not been advised by the OTS that it is in need of more than the normal supervision can, after prior notice but without the approval of the OTS, make capital distributions during a calendar year equal to the greater of (i) 100% of its net income to date during the calendar year plus the amount that would reduce by one-half its "surplus capital ratio" (the excess capital over its fully phased-in capital requirements) at the beginning of the calendar year, or (ii) 75% of its net income over the most recent four quarter period. Any additional capital distributions require prior regulatory notice. As of December 31, 1998, we qualified as a Tier 1 institution.

     In the event our capital falls below our fully phased-in requirement or the OTS notifies us that we are in need of more than normal supervision, we would become a Tier 2 or Tier 3 institution and as a result, our ability to make capital distributions could be restricted. Tier 2 institutions, which are institutions that before and after the proposed distribution meet their current minimum capital requirements, may only make capital distributions of up to 75% of net income over the most recent four quarter period. Tier 3 institutions, which are institutions that do not meet current minimum capital requirements and propose to make a capital distribution, and Tier 2 institutions that propose to make a capital distribution in excess of the noted safe harbor level, must obtain OTS approval prior to making such distribution. In addition, the OTS could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the OTS determines that such distribution would constitute an unsafe or unsound practice. The OTS has proposed rules relaxing certain approval and notice requirements for well-capitalized institutions.

     A savings institution is prohibited from making a capital distribution if, after making the distribution, the savings institution would be undercapitalized (i.e., not meet any one of its minimum regulatory capital requirements). Further, a savings institution cannot distribute regulatory capital that is needed for its liquidation account.

     QUALIFIED THRIFT LENDER TEST. Savings institutions must meet a Qualified Thrift Lender test. We must maintain at least 65% of our portfolio assets (total assets less intangible assets, property we use in conducting our business and liquid assets in an amount not exceeding 20% of total assets) in Qualified Thrift Investments to satisfy the test. Qualified Thrift Investments consist primarily of residential mortgage loans and mortgage-backed and other securities related to domestic, residential real estate or manufactured housing. The shares of stock we own in the FHLB of Atlanta also qualify as Qualified Thrift Investments. Subject to an aggregate limit of 20% of portfolio assets, we may also count the following as Qualified Thrift Investments: (i) 50% of the dollar amount of residential mortgage loans originated for sale, (ii) investments in the capital stock or obligations of any service corporation or operating subsidiary as long as such subsidiary derives at least 80% of its revenues from domestic housing related activities, (iii) 200% of the dollar amount of loans and investments to purchase, construct or develop "starter homes," subject to certain other restrictions, (iv) 200% of the dollar amount of loans for the purchase, construction or development of domestic residential housing or community centers in "credit needy" areas or loans for small businesses located in such areas, (v) loans for the purchase, construction or development of community centers, (vi) loans for personal, family, household or educational purposes, subject to a maximum of 10% of portfolio assets, and (vii) shares of FHLMC or FNMA stock.

     If we satisfy the test, we will continue to enjoy full borrowing privileges from the FHLB of Atlanta. If we do not satisfy the test we may lose our borrowing restrictions and be subject to activities and branching restrictions applicable to national banks. Compliance with the Qualified Thrift Lender test is determined on a monthly basis in nine out of every 12 months. As of December 31, 1998, we were in compliance with our Qualified Thrift Lender requirement with approximately 98.29% of our assets invested in Qualified Thrift Investments, as currently defined.

     COMMUNITY REINVESTMENT ACT. In enacting the CRA, the Congress required each federal banking regulatory agency to assess an institution's record of helping to meet the credit needs of the local communities in which the institution is chartered, consistent with the safe and sound operation of the institution, and to take this record into account in the agency's evaluation of an application for a deposit facility by the institution. OTS regulations provide that the OTS will take into account the record of performance under the CRA for, among other things, the following applications: (i) the establishment of branches or other deposit-accepting facilities of a savings institution; (ii) the relocation of a main office or branch of a savings institution; (iii) the merger or consolidation of a savings institution with another depository institution; or (iv) acquisition by a thrift holding company of a savings institution. A savings institution's record of CRA performance may be the basis for denying or conditioning approval of any of these types of applications. The OTS rates the performance of a savings institution under the applicable CRA performance standards and assigns one of the following ratings: Outstanding, Satisfactory, Needs to Improve, or Substantial NonCompliance. In its last CRA evaluation, we received a rating of "Needs to Improve." For a detailed discussion of the risks associated with this rating and our response to receipt of the rating, see "Management's Discussion and Analysis and Results of Operations -- CRA Compliance" in the Annual Report.

     TRANSACTIONS WITH AFFILIATES. Generally, transactions between a savings institution and its affiliates are subject to certain limitations. Our affiliates include the Company and any company which would be under common
control with us.   Such transactions must be on terms as favorable to the
savings institution as comparable transactions with non-affiliates. In addition, certain of these transactions are restricted to an aggregate percentage of the savings institution's capital. Collateral in specified amounts must usually be provided by affiliates in order to receive loans from
the savings institution.    In addition, a savings institution may not extend
credit to any affiliate engaged in activities not permissible for a bank holding company or acquire the securities of any affiliate that is not a subsidiary.
The OTS has the discretion to treat subsidiaries of savings institution as affiliates on a case-by-case basis.

     LOANS TO DIRECTORS, EXECUTIVE OFFICERS AND PRINCIPAL STOCKHOLDERS. Loans from us to our directors, executive officers and our principal stockholders may not be made on terms more favorable than those afforded to other borrowers. In addition, we cannot make loans in excess of certain levels to directors, executive officers or 10% or greater stockholders (or any of their affiliates) unless the loan is approved in advance by a majority of our Board of Directors with any "interested" director not voting. We are also prohibited from paying any overdraft of any of our executive officers or directors. We are also subject to certain other restrictions on the amount and type of loans to executive officers and directors and must annually report such loans to our regulators.

     LIQUIDITY REQUIREMENTS. All savings institutions are required to maintain an average daily balance of liquid assets equal to a certain percentage of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. The liquidity requirement may vary from time to time (between 4% and 10%) depending upon economic conditions and savings flows of all savings institutions. At December 31, 1998, our required liquid asset ratio was 4% and our actual ratio was 29.16%. Monetary penalties may be imposed upon institution for violations of liquidity requirements.

     FEDERAL HOME LOAN BANK SYSTEM. We are a member of the FHLB of Atlanta, which is one of 12 regional FHLBs. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from funds deposited by savings institutions and proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the Board of Directors of the FHLB.

     As a member, we are required to purchase and maintain stock in the FHLB of Atlanta in an amount equal to at least 1% of our aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year, or 1/20 of our advances from the FHLB of Atlanta, whichever is greater. At December 31, 1998, we had $272,900 in FHLB stock, at cost, which was in compliance with this requirement.

     FEDERAL RESERVE SYSTEM. The Federal Reserve System requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts) and non-personal time deposits. The balances maintained to meet the reserve requirements imposed by the Federal Reserve System may be used to satisfy the liquidity requirements that are imposed by the OTS. At December 31, 1998, our reserve met the minimum level required by the Federal Reserve System.

REGULATION OF THE COMPANY

     GENERAL. The Company will be required to register and file reports with the OTS and will be subject to regulation and examination by the OTS. In addition, the OTS will have enforcement authority over the Company and any non-savings institution subsidiaries. This will permit the OTS to restrict or prohibit activities that it determines to be a serious risk to us. This regulation is intended primarily for the protection of our depositors and not for the benefit of you, as stockholders of the Company. The Company is also required to file certain reports with, and comply with the rules and regulations of the Securities and Exchange Commission under the federal securities laws.

     ACTIVITIES RESTRICTIONS. Since the Company will only own one savings institution, it will be able to diversify its operations into activities not related to banking, but only so long as we satisfy the Qualified Thrift Lender Test. If the Company controls more than one savings institution, it would lose the ability to diversify its operations into non-banking related activities, unless such other savings institutions each also qualify as a Qualified Thrift Lender and were acquired in a supervised acquisition. See "-- Qualified Thrift Lender Test."

     RESTRICTIONS ON ACQUISITIONS. The Company must obtain approval from the OTS before acquiring control of any other savings institution or savings and loan holding company, substantially all the assets thereof or in excess of 5% of the outstanding shares of another savings institution or savings and loan holding company. The Company's directors and officers or persons owning or controlling more than 25% of the Company's stock, must also obtain approval of the OTS before acquiring control of any savings institution or savings and loan holding company.

     The OTS may only approve acquisitions that will result in the formation of a multiple savings and loan holding company which controls savings institutions in more than one state if: (i) the multiple savings and loan holding company involved controls a savings institution which operated a home or branch office in the state of the institution to be acquired as of March 5, 1987; (ii) the acquiror is authorized to acquire control of the savings institution pursuant to the emergency acquisition provisions of the Federal Deposit Insurance Act; or
(iii) the statutes of the state in which the institution to be acquired is located specifically permit institutions to be acquired by state-chartered institutions or savings and loan holding companies located in the state where the acquiring entity is located (or by a holding company that controls such state-chartered savings institutions).

FEDERAL TAXATION



     We are subject to the provisions of the Internal Revenue Code of 1986, as amended (the "Code"), in the same general manner as other corporations.
However, prior to August 1996, savings institutions such as us, which met certain definitional tests and certain other conditions prescribed by the Code could benefit from certain favorable provisions regarding their deductions from taxable income for annual additions to their bad debt reserve. The amount of the bad debt deduction that a qualifying savings institution could claim for tax purposes with respect to additions to its reserve for bad debts for "qualifying real property loans" could be based upon our actual loss experience (the "experience method") or as a percentage of our taxable income (the "percentage of taxable income method"). Historically, we used the method that would allow us to take the largest deduction.

     In August 1996, the Code was revised to equalize the taxation of savings institutions and banks. Savings institutions, such as us, no longer have a choice between the percentage of taxable income method and the experience method in determining additions to bad debt reserves. Thrifts with $500 million of assets or less may still use the experience method, which is generally available to small banks currently. Larger thrifts may only take a tax deduction when a loan is actually charged off. Any reserve amounts added after 1987 will be taxed over a six year period beginning in 1996; however, bad debt reserves set aside through 1987 are generally not taxed. A savings institution may delay recapturing into income its post-1987 bad debt reserves for an additional two years if it meets a residential-lending test. This law is not expected to have a material impact on us. At December 31, 1998, we had $102,451 of post-1987 bad debt reserves.

     Earnings appropriated to our bad debt reserve and claimed as a tax deduction including our supplemental reserves for losses will not be available for the payment of cash dividends or for distribution (including distributions made on dissolution or liquidation), unless we include the amount in income, along with the amount deemed necessary to pay the resulting federal income tax. If such amount is used for any purpose other than bad debt losses, including a dividend distribution or a distribution in liquidation, it will be subject to federal income tax at the then current rate.

     The Code imposes a tax ("AMT") on alternative minimum taxable income ("AMTI") at a rate of 20%. AMTI is increased by certain preference items, including the excess of the tax bad debt reserve deduction using the percentage of taxable income method over the deduction that would have been allowable under the experience method. Only 90% of AMTI can be offset by net operating loss carryovers of which we currently have none. AMTI is also adjusted by determining the tax treatment of certain items in a manner that negates the deferral of income resulting from the regular tax treatment of those items. Thus, our AMTI is increased by an amount equal to 75% of the amount by which our adjusted current earnings exceeds our AMTI (determined without regard to this adjustment and prior to reduction for net operating losses). In tax years beginning after December 31, 1997, a "small" corporation will not be subject to the AMT because its tentative minimum tax will be treated as zero. For a tax year beginning in 1998, a corporation that has had average annual gross receipts of $5,000,000 or less for its 1995-1997 tax years will be a small corporation. Once a corporation is recognized as a small corporation, it will continue to be exempt from AMT as long as its average annual gross receipts for the prior 3-year period is not in excess of $7,500,000. If a corporation ceases to be a small corporation, the AMT will apply prospectively only.

     The Company may exclude from its income 100% of dividends received from us as a member of the same affiliated group of corporations. A 70% dividends received deduction generally applies with respect to dividends received from corporations that are not members of such affiliated group, except that an 80% dividends received deduction applies if the Company owns more than 20% of the stock of a corporation paying a dividend. The above exclusion amounts, with the exception of the affiliated group figure, were reduced in years in which we availed our self of the percentage of taxable income bad debt deduction method.

     Our federal income tax returns have not been audited by the IRS in the last ten years.

STATE TAXATION

     The Company is subject to Maryland corporation income tax which is 7%. The Company is incorporated under Maryland law.

ITEM 2.  DESCRIPTION OF PROPERTY
--------------------------------

     The following table sets forth certain information regarding the Bank's offices and other material property.

                                                  Book Value                        Deposits
                            Year    Owned or   at December 31,    Approximate    at December 31,
                           Opened    Leased        1998 (1)      Square Footage       1998
                           ------  ----------  ----------------  --------------  ---------------
                                                  (Deposits in thousands)

Main Office:
1844 E. Joppa Road           1983   Leased (2)        $ 18,802            3,150          $21,694
Baltimore, Maryland

BRANCH OFFICE:
8705 Harford Road
Baltimore, Maryland          1923    Owned              26,697              750           16,881

EXECUTIVE OFFICES:
8005 Harford Road
Baltimore, Maryland          1998   Leased (3)          81,593            2,915              N/A

-------------------------

(1)  Cost less accumulated depreciation and amortization.
(2)  Lease has been renewed through 03/31/03.
(3)  Lease commenced March 10, 1998 and will expire on June 10, 2000.

     The book value of the Bank's investment in premises and equipment totaled $127,092 at December 31, 1998.

PERSONNEL

     At December 31, 1998, we had 10 full-time and 1 part-time employees. None of our employees are represented by a collective bargaining group. We believe that our relationship with our employees is good.

EXECUTIVE OFFICERS WHO ARE NOT DIRECTORS

     The following table sets forth information regarding the executive officers of the Company who do not serve on the Board of Directors.

                        Age at
                      December 31,
Name                     1998        Title
-------------------  ------------    -----------------------------------------------------

Anthony B. Quigley        61         Vice President
John P. Sabol, Jr.        33         Vice President, Chief Financial Officer and Treasurer


          ANTHONY B. QUIGLEY has been employed by us since 1984 and currently serves as the Company's Vice President and the Bank's Vice President, Security Officer and Savings Compliance Officer. He is a member of the Glen Burnie Park Improvement Association and the Holy Trinity Roman Catholic Church.

          JOHN P. SABOL, JR. has been employed with us since February 1993. He began his employment with us as a management trainee and, in November 1997, was appointed as the Bank's Vice President and Chief Financial Officer. Upon the formation of the Company in March 1998, he became its Vice President, Chief Financial Officer and Treasurer. He is a member of the Financial Managers Society.

ITEM 3. LEGAL PROCEEDINGS.
-------------------------

       The Bank is, from time to time, a party to legal proceedings arising in the ordinary course of the Bank's business, including legal proceedings to enforce the Bank's rights against borrowers. At December 31, 1998, there were no legal proceedings to which the Company or the Bank was a party, or to which any of their property was subject, which were expected by management to result in material loss to the Company or the Bank.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------

       There were no matters submitted to a vote of the security holders during the fourth quarter of the fiscal year ended December 31, 1998.

                                    PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
----------------------------------------------------------------

       (a) The information contained under the sections captioned "Market and Dividend Information" in the Annual Report, filed as Exhibit 13 hereto, is incorporated herein by reference.

       (b) On November 12, 1998, the Company issued 475,442 shares of its common stock, par value $.01 per share (the "Common Stock"), pursuant to the terms of the Plan of Conversion adopted by the Bank on December 17, 1997 and subsequently amended. The shares were issued in connection with the Bank's conversion from mutual to stock form as a wholly owned subsidiary of the Company. As part of the conversion, the Company sold 475,442 shares of Common Stock to the public.

       The following information is provided with respect to the Company's sale of shares of Common Stock pursuant to its Registration Statement on Form SB-2, Commission File No. 333-48615, declared effective by the Securities and Exchange Commission on September 22, 1998. The offering commenced on October 1, 1998 and terminated on October 29, 1998. The Company retained Trident Securities, Inc. ("Trident Securities"), a broker-dealer registered with the SEC and a member of the National Association of Securities Dealers, Inc., to provide financial and sales assistance in connection with the offering. Trident Securities agreed to use its best efforts to assist the Company with the sale of the Common Stock in the offering. Trident Securities was not obligated to take or purchase any shares of Common Stock in the offering. In the offering, the Company registered 502,550 shares of Common Stock with an aggregate offering price of $5,025,500, all for the account of the Company. On November 12, 1998, the Company sold a total of 475,442 shares of Common Stock for aggregate consideration of $4,754,420.

       The following table sets forth expenses incurred or estimated to have been incurred by the Company in connection with the offering. An asterisk indicates that the amount is an estimate. All of such amounts were paid to persons or entities who were not officers, directors or 10% stockholders of the Company or their affiliates or an affiliate of the Company.

            Expenses                                         Amount
            --------                                         ------
            Underwriting discounts and commissions.......   $ 95,000
            Finders' fees................................         --
            Expenses paid to or for underwriters.........    410,000
            Other expenses...............................    229,000
                                                            --------
             Total expenses..............................   $334,000
                                                            ========

       After deducting expenses, the net offering proceeds are estimated to be $4,420,000.

        The following table sets forth the purposes for which the net offering proceeds were used and the amount of the net offering proceeds used for each purpose. An asterisk indicates that the amount is an estimate. All of such amounts were paid to persons or entities who were not officers, directors or 10% stockholders of the Company of their affiliates or an affiliate of the Company.

          Expenses                                                 Amount
          --------                                               ----------
          Construction of plant, building and facilities......   $       --
          Purchase and installation of machinery
            and equipment.....................................           --
          Purchases of real estate............................           --
          Acquisition of other business.......................           --
          Repayment of Indebtedness...........................           --
          Working capital.....................................    4,040,000
          Loan to Employee Stock Ownership Plan...............      380,000
                                                                 ----------
                                                                 $4,420,000
                                                                 ==========

        The uses of proceeds described above do not represent a material change in the use of proceeds described in the Company's Prospectus dated September 22, 1998.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
-----------------------------------------------------------------

        The information contained in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report is incorporated herein by reference.

ITEM 7. FINANCIAL STATEMENTS
----------------------------

        The Consolidated Financial Statements, Notes to Consolidated Financial Statements and Independent Auditors' Report in the Annual Report are incorporated herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-----------------------------------------------------------------------
FINANCIAL DISCLOSURE
--------------------

        Not applicable.

                                   PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
         -------------------------------------------------------------
COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT
-------------------------------------------------

         For information concerning the directors of the Company, the information contained under the section captioned "Proposal I -- Election of Directors" in the Company's definitive Proxy Statement for the Company's 1999 Annual Meeting of Stockholders (the "Proxy Statement") is incorporated herein by reference. For information concerning the executive officers of the Company, see "Item 1. Business -- Executive Officers Who Are Not Directors" under Part I of this report, which is incorporated herein by reference.

         For information regarding compliance with Section 16(a) of the Exchange Act, as required by Section 405 of Regulation S-B, reference is made to the section captioned in the Proxy Statement, which is incorporated herein by reference.

ITEM 10. EXECUTIVE COMPENSATION
-------------------------------

         The information contained under the sections captioned "Executive Compensation -- Summary Compensation Table", "Directors' Compensation" and "Executive Compensation -- Employment Agreement" in the Proxy Statement is incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-----------------------------------------------------------------------

       (a)  Security Ownership of Certain Beneficial Owners

            Information required by this item is incorporated herein by reference to the section captioned "Voting Securities and Principal Holders Thereof" in the Proxy Statement.

       (b)  Security Ownership of Management

            Information required by this item is incorporated herein by reference to the sections captioned "Voting Securities and Principal Holders Thereof" and "Proposal I -- Election of Directors" in the Proxy Statement.

       (c)  Changes in Control

            Management of the Company knows of no arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the registrant.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------------------------------------------------------

         The information required by this item is incorporated herein by reference to the section captioned "Transactions with Management" in the Proxy Statement.

ITEM 13. EXHIBITS, LISTS AND REPORTS ON FORM 8-K.
------------------------------------------------

       (A)  LIST OF DOCUMENTS FILED AS PART OF THIS REPORT
            ----------------------------------------------

       (1) a. Financial Statements. The following financial statements are incorporated by reference from Item 7 (see Exhibit 13):

                 Independent Auditor's Report

                 Consolidated Statements of Financial Condition as of December 31, 1998 and 1997

                 Consolidated Statements of Operations for the Years Ended December 31, 1998 and 1997

                 Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 1998 and 1997

                 Consolidated Statements of Cash Flows for the Years Ended December 31, 1998 and 1997

                 Notes to Consolidated Financial Statements

            b. Financial Statement Schedules. All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are omitted because of the absence of conditions under which they are required or because the required information is included in the consolidated financial statements and related notes thereto.

       (2) Exhibits. The following is a list of exhibits filed as part of this Annual Report on Form 10-KSB and is also the Exhibit Index.

     No.         Description
     ---         -----------
      3.1        Articles of Incorporation of Northfield Bancorp, Inc.                           *
      3.2        Bylaws of Northfield Bancorp, Inc.                                              *
      4          Form of Common Stock Certificate of Northfield Bancorp, Inc.                    **
     10.1        Northfield Bancorp, Inc. 199__ Stock Option and Incentive Plan                  *+
     10.2        Northfield Bancorp, Inc. Management Recognition Plan                            *+
     10.3        Northfield Federal Savings Deferred Compensation Plan                           *+
     10.4        Employment Agreement between Northfield Federal Savings and G. Ronald Jobson    *+
     13          Annual Report to Stockholders
     27          Financial Data Schedule

_____________
(*) Incorporated herein by reference from Registration Statement on Form SB-2 filed (File No. 333-48615).
(**) Incorporated herein by reference from Registration Statement on Form 8-A filed November 12, 1998 (File No. 0-25057).

(+)   Management contract or compensatory plan or arrangement.


       (B)  REPORTS ON FORM 8-K.  There were no Current Reports on Form 8-K
            -------------------
were filed by the Company during the fourth quarter of the fiscal year ended December 31, 1998.

                                  SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        NORTHFIELD BANCORP, INC.

March 18, 1999                          By: /s/ G. Ronald Jobson
                                           -------------------------------------
                                           G. Ronald Jobson
                                           President and Chief Executive Officer
                                           (Duly Authorized Representative)

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ G. Ronald Jobson                                      March 18, 1999
------------------------------------------------------
G. Ronald Jobson
President, Chief Executive Officer and Director
(Principal Executive Officer)


/s/ John P. Sabol, Jr.                                    March 18, 1999
------------------------------------------------------
John P. Sabol, Jr.
Vice President, Chief Financial Officer and Treasurer
(Principal Accounting and Financial Officer)


/s/ Gary R. Bozel                                         March 18, 1999
------------------------------------------------------
Gary R. Bozel
Chairman of the Board


/s/ J. Thomas Hoffman                                     March 18, 1999
------------------------------------------------------
J. Thomas Hoffman
Director


/s/ E. Thomas Lawrence, Jr.                               March 18, 1999
------------------------------------------------------
E. Thomas Lawrence, Jr.
Director


/s/ David G. Rittenhouse                                  March 18, 1999
------------------------------------------------------
David G. Rittenhouse
Director


/s/ William R. Rush                                       March 18, 1999
------------------------------------------------------
William R. Rush
Director