Form 10QSB
period 1999-03-31
NORTHFIELD BANCORP INC
filed 1999-05-13
CIK 1057971

        U.S. SECURITIES AND EXCHANGE COMMISSION
                Washington, D.C.  20549


                      FORM 10-QSB

(Mark One)

[X]  Quarterly Report under Section 13 or 15(d) of the
     Securities Exchange Act of 1934

     For the quarterly period ended March 31, 1999

[ ]  Transition Report under Section 13 or 15(d) of the
     Exchange Act

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

     Check whether the issuer: (1) filed all reports
required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes X     No
   ---       ---

     As of May 11, 1999, the issuer had 475,442 shares of Common
Stock issued and outstanding.

                       CONTENTS

                                                           PAGE
                                                           ----
PART I.  FINANCIAL INFORMATION
         ---------------------

Item 1.  Financial Statements

         Consolidated Statements of Financial Condition
            as of March 31, 1999 (unaudited) and
            December 31, 1998 . . . . . . . . . . . . . . . .2

        Consolidated Statements of Operations for the
            Three Months Ended March 31, 1999 and 1998
            (unaudited). . . . . . . . . . . . . . . . . . . 3

        Consolidated Statements of Comprehensive Income
            for the Three Months Ended March 31, 1999
            and 1998 (unaudited). . . . . . . . . . . . . . .4

        Consolidated Statements of Cash Flows for the
            Three Months Ended March 31, 1999 and 1998
            (unaudited) . . . . . . . . . . . . . . . . . . .5

        Notes to Consolidated Financial Statements. . . . . .7

Item 2.  Management's Discussion and Analysis or Plan
           of Operation . . . . . . . . . . . . . . . . . . .9


PART II. OTHER INFORMATION
         -----------------

Item 1.  Legal Proceedings. . . . . . . . . . . . . . . . . .13

Item 2.  Changes in Securities and Use of Proceeds. . . . . .13

Item 3.  Defaults Upon Senior Securities. . . . . . . . . . .13

Item 4.  Submission of Matters to a Vote of Security
           Holders. . . . . . . . . . . . . . . . . . . . . .13

Item 5.  Other Information. . . . . . . . . . . . . . . . . .13

Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . .13


SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . .14

                NORTHFIELD BANCORP, INC.
                ------------------------
                     AND SUBSIDIARY
                     --------------
                  Baltimore, Maryland

    CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)
    ---------------------------------------------------------

                                                March 31,    December 31,
                                                  1999            1998
                                              ------------    ------------
                                              (Unaudited)
                      Assets
                      ------
Cash                                             $   216,151  $   166,446
Interest bearing deposits in other banks           1,214,296    4,833,876
Investments available for sale                     2,461,250            -
Investments held to maturity                               -      799,256
Mortgage backed securities available for sale      2,338,230            -
Mortgage backed securities held to maturity          539,021    2,122,590
Loans receivable, net                             38,357,735   35,701,656
Accrued interest receivable - loans                  178,768      163,989
                            - investments             33,274       19,016
                            - mortgage backed
                                securities            14,478       13,569
Premises and equipment, at cost, less
  accumulated depreciation                           119,220      128,325
Federal Home Loan Bank of Atlanta stock at cost      331,500      272,900
Deferred income taxes                                 64,475       57,526
Prepaid expenses and other assets                     44,606       30,963
                                                 -----------  -----------
Total assets                                     $45,913,004  $44,310,112
                                                 ===========  ===========
       Liabilities and Stockholders' Equity
       ------------------------------------
Liabilities
-----------
   Deposit accounts                              $35,185,993  $36,434,786
   Advance payments by borrowers for expenses        667,745      462,726
   Federal Home Loan Bank advances                 2,500,000            -
   Income taxes payable                               57,026       18,449
   Other liabilities                                 270,724      266,230
                                                 -----------  -----------
Total liabilities                                 38,681,488   37,182,191

Commitments and contingencies

Stockholders' Equity
--------------------
   Serial Preferred stock $.01 par value;
     authorized 2,000,000 shares; none issued
     or outstanding
   Common stock $.01 par value; authorized
     8,000,000 shares; 475,442 issued and
     outstanding shares at March 31, 1999
     and 475,442 shares at December 31, 1998           4,754        4,754
   Additional paid-in capital                      4,415,824    4,415,682
   Retained earnings (substantially restricted)    3,326,533    3,200,542
   Accumulated other comprehensive income,
     net of taxes                                    (29,853)           -
   Stock held by Rabbi Trust                        (134,650)    (134,650)
   Employee Stock Ownership Plan                    (351,092)    (358,407)
                                                 -----------  -----------
Total stockholders' equity                         7,231,516    7,127,921
                                                 -----------  -----------
Total liabilities and stockholders' equity       $45,913,004  $44,310,112
                                                 ===========  ===========

The accompanying notes to the consolidated financial statements are an integral part of these statements.

                    NORTHFIELD BANCORP, INC.
                    ------------------------
                        AND SUBSIDIARY
                        --------------
                       Baltimore, Maryland

        CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
        -------------------------------------------------

                                                    Three Months Ended
                                                         March 31,
                                                  ----------------------
                                                    1999           1998
                                                  -------         ------
Income
------
   Interest and fees on loans                      $725,509     $627,671
   Interest on investments                           61,187       54,853
   Interest on mortgage backed securities            32,198       36,417
                                                   --------     --------
Total interest income                               818,894      718,941

Interest Expense
----------------
   Interest on deposits                             419,303      412,765
   Interest on short-term borrowings                 10,289          519
                                                   --------     --------
Total interest expense                              429,592      413,284
                                                   --------     --------
Net interest income                                 389,302      305,657
Provision for losses on loans                             -            -
                                                   --------     --------
Net interest income after provision for
  losses on loans                                   389,302      305,657

Non-Interest Income
-------------------
   Gain on sale of securities available for sale     14,936            -
   Fees on loans                                      2,400        2,512
   Fees on deposits                                   4,218        2,609
   All other income                                   2,104        4,041
                                                   --------     --------
Net non-interest income                              23,658        9,162

Non-Interest Expenses
---------------------
   Compensation and related expenses                 92,178       74,846
   Occupancy                                         26,599       16,747
   Deposit insurance                                  5,555        4,822
   Service bureau expense                            20,026       15,806
   Furniture, fixtures and equipment expense          6,143        4,835
   Advertising                                        7,276        6,476
   Professional fees                                 13,617       12,450
   Other                                             37,163       35,738
                                                   --------     --------
Total non-interest expenses                         208,557      171,720
                                                   --------     --------

Income before tax provision                         204,403      143,099
Provision for income tax                             78,412       58,579
                                                   --------     --------
Net income                                         $125,991     $ 84,520
                                                   ========     ========
Basic earnings per share                           $    .30     $    N/A
                                                   ========     ========
Diluted earnings per share                         $    .29     $    N/A
                                                   ========     ========

The accompanying notes to consolidated financial statements are an integral part of these statements.

                    NORTHFIELD BANCORP, INC.
                    ------------------------
                         AND SUBSIDIARY
                         --------------
                       Baltimore, Maryland

        CONSOLIDATED STATEMENTS OF COMPRHENSIVE INCOME (UNAUDITED)
        ---------------------------------------------------------

                                                     Three Months Ended
                                                          March 31,
                                                     ---------------------
                                                       1999          1998
                                                     --------     --------
Net income                                            $125,991    $  84,520

Unrealized losses on available for sale securities,
 net of tax of $18,784 at March 31, 1999               (29,853)           -
                                                      --------    ---------
Comprehensive income                                  $ 96,138    $  84,520
                                                      ========    =========

The accompanying notes to consolidated financial statements are an integral part of these statements.

                    NORTHFIELD BANCORP, INC.
                    ------------------------
                        AND SUBSIDIARY
                        --------------
                       Baltimore, Maryland

        CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
        -------------------------------------------------

                                                      Three Months Ended
                                                           March 31,
                                                     ---------------------
                                                       1999          1998
                                                     --------     --------
Operating Activities
--------------------
  Net income                                         $   125,991  $    84,520
  Adjustments to Reconcile Net Income to
   Net Cash Provided by Operating Activities
   -----------------------------------------
    Net amortization of premiums and accretion of
     discounts on certificates of deposit                     24        1,060
    Gain on sale of securities available for sale        (14,936)           -
    Net amortization of premiums and accretion of
     discounts on mortgage backed and investment
     securities                                            2,708         (846)
    Net amortization of premiums on mortgage loans
     purchased                                               123            -
    Loan fees deferred                                    13,039       17,064
    Amortization of deferred loan fees                   (28,238)      (9,118)
    Non-cash compensation under Stock-Based Benefit
     Plans                                                 7,456            -
    Increase in accrued interest                         (29,946)     (12,415)
    Provision for depreciation                            10,899        3,520
    Decrease in deferred income taxes                     11,835        6,072
    Increase in prepaid expenses and other assets        (13,643)     (63,240)
    Increase (decrease) in accrued interest payable        3,499       (1,993)
    (Decrease) increase in income taxes payable           38,577      (25,493)
    Increase in other liabilities                          4,494       12,764
                                                     -----------  -----------
       Net cash provided by operating activities         131,882       11,895

Cash Flows from Investing Activities
------------------------------------
  Proceeds from maturing certificates of deposit         349,000      249,000
  Purchases of certificates of deposit                   (95,000)    (198,000)
  Purchase of securities available for sale           (1,697,594)           -
  Purchase of mortgage backed securities
    available for sale                                (1,521,844)           -
  Purchases of mortgage backed securities
    held to maturity                                    (539,642)           -
  Proceeds from sale of mortgage backed securities
   available for sale                                  1,048,335            -
  Principal collected on mortgage backed securities      257,678      227,369
  Longer term loans originated                        (4,441,303)  (2,702,366)
  Loans purchased                                       (877,919)     (24,015)
  Principal collected on longer term loans             2,657,789    1,482,462
  Net (increase) decrease in short-term loans             20,433      (26,243)
  Purchases of premises and equipment                     (1,794)     (21,559)
  Purchase of Federal Home Loan Bank stock               (58,600)     (46,500)
                                                     -----------  -----------
       Net cash used by investing activities          (4,900,461)  (1,059,852)

                     NORTHFIELD BANCORP, INC.
                     ------------------------
                        AND SUBSIDIARY
                        --------------
                       Baltimore, Maryland

        CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
        -------------------------------------------------

                                                      Three Months Ended
                                                           March 31,
                                                     ---------------------
                                                       1999          1998
                                                     --------     --------
Cash Flows from Financing Activities
------------------------------------
  Net increase (decrease) in demand deposits,
   money market, passbook accounts and advance
   payments by borrowers for taxes and insurance    $   (696,124) $ 1,436,597
  Net increase (decrease) in certificates of
    deposit                                             (351,149)     332,931
  Net increase in Federal Home Loan Bank
    advances                                           2,500,000            -
                                                    ------------  -----------
       Net cash provided by financing activities       1,452,727    1,769,528
                                                    ------------  -----------
Increase (decrease) in cash and cash equivalents      (3,315,852)     721,571
Cash and cash equivalents at beginning of period       4,062,056    2,744,442
                                                    ------------  -----------
Cash and cash equivalents at end of period          $    746,204  $ 3,466,013
                                                    ============  ===========

Reconciliation of cash and cash equivalents:
  Cash                                              $    216,151  $   252,299
  Interest bearing accounts in other banks             1,214,296    4,047,761
                                                    ------------  -----------
                                                       1,430,447    4,300,060
    Less - Certificates of deposit maturing in
             90 days or more included in interest
             bearing accounts in other banks            (684,243)    (834,047)
                                                    ------------  -----------
Cash and cash equivalents                           $    746,204  $ 3,466,013
                                                    ============  ===========

Supplemental disclosures of cash flows information:
  Cash paid during period for:
    Interest                                       $     417,045 $    414,821
    Income taxes                                   $      28,000 $     78,000

The accompanying notes to the consolidated financial statements are an integral part of these statements.

               NORTHFIELD BANCORP, INC.
               ------------------------
                   AND SUBSIDIARY
                   --------------
                  Baltimore, Maryland


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
------------------------------------------------------

Note 1 - Basis of Presentation

             The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-QSB. Accordingly, they do not include all of the disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation of the results of operations for the interim periods presented have been made. Such adjustments were of a normal recurring nature. The results of operations for the three months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the fiscal year December 31, 1999 or any other interim period. The consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes which are incorporated by reference in the Company's Annual Report on Form 10-KSB for the year ended December 31,1998.

Note 2 - Cash Flow Presentation
         ----------------------

               For purposes of the statements of cash flows, cash and cash equivalents include cash and amounts due from depository institutions and certificates of deposit with original maturities of 90 days or less.

Note 3 - Earnings Per Share
         ------------------

               Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding for the appropriate period. Unearned ESOP shares are not included in outstanding shares. Diluted EPS is computed by dividing net income by the weighted average shares outstanding as adjusted for the dilutive effect of unvested stock awards based on the "treasury stock" method. Earnings per share data is not presented for the three month period ended March 31, 1998, since the Bank converted to stock form in November 1998 and such information would not be meaningful. Information relating to the calculations of net income per share of common stock, summarized for the quarter ended March 31, 1999, is as follows:

                                                         1999
                                                         ----

        Net income before other comprehensive income   $125,991
                                                       ========

        Weighted Average Shares
          Outstanding basic EPS                         426,380
        Dilutive Items
          Rabbi Trust shares                             13,465
                                                       --------
        Adjusted weighted average shares
          used for dilutive EPS                         439,845
                                                       ========

               NORTHFIELD BANCORP, INC.
               ------------------------
                   AND SUBSIDIARY
                   --------------
                  Baltimore, Maryland


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------

Note 4 - Recent Accounting Pronouncements
         --------------------------------

               SFAS No. 133, "Accounting for Derivative
         Instruments and Hedging Activities" was issued in June, 1998. This Statement standardizes the accounting for derivative instruments including certain derivative instruments embedded in other contracts, by requiring that an entity recognize these items as assets or liabilities in the statement of financial position and measure them at fair value. This Statement generally provides for matching the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or the earnings effect of the hedged forecasted transaction. The Statement is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999.

               The Company early implemented SFAS No. 133 on January 1, 1999. In accordance with the pronouncement's provisions, the Company reclassified all of its investments and mortgage backed securities from held to maturity to available for sale. On January 11, 1999, the Company sold mortgage backed securities with an aggregate net book value of $1,033,399 for $1,048,335 and realized a gain of $14,936.

ITEM 2
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF
     FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FORWARD-LOOKING STATEMENTS

     When used in this filing and in future filings by Northfield Bancorp, Inc. (the "Company") with the Securities and Exchange Commission, in the Company's press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases "would be," "will allow," "intends to," "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to risks and uncertainties, including but not limited to changes in economic conditions in the Company's market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the Company's market area and competition, all or some of which could cause actual results to differ materially from historical earnings and those presently anticipated or projected.

     The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made, and advises readers that various factors, including regional and national economic conditions, substantial changes in levels of market interest rates, credit and other risks of lending and investment activities and competitive and regulatory factors, could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from those anticipated or projected.

     The Company does not undertake, and specifically disclaims any obligations, to update any forward-looking statements to reflect occurrences or unanticipated events or circumstances after the date of such statements.

FINANCIAL CONDITION

     Total assets of the Company were $45,913,000 as of March 31, 1999, compared to $44,310,000 as of December 31, 1998, an increase of $1,603,000 or 3.62%. The increase was primarily attributable to an increase in investment securities of $1,662,000, an increase in mortgage backed securities of $755,000 and an increase in loans receivable of $2,656,000. These increases were partially offset by a decrease in interest-bearing deposits in other banks of $3,620,000. The purchase of investments and mortgage backed securities in the current year's quarter is part of management's strategy to maximize the high level of equity and to increase profitability. As liquidity levels increased with the inflow of Federal Home Loan Bank ("FHLB") advances, the funds were transferred from interest-bearing deposits to higher yielding investments and mortgage backed securities. Approximately ninety percent of the investments are held as "available for sale".

       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
    FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION --  CONTINUED

  Total liabilities of the Company were $38,681,000 as of March 31, 1999, compared to $37,182,000 as of December 31, 1998, an increase of $1,499,000 or 4.03%. The increase was due to FHLB advances of $2,500,000 and an increase in advance payments by borrowers for taxes and insurance of $205,000. These increases were partially offset by a decrease in deposits of $1,249,000. Management's plan is to take advantage of low rate FHLB advances and invest the proceeds in higher yielding investments and loan originations. The increase in advance payments by borrowers was due to the cyclical nature of this account as borrowers increased the accounts monthly and disbursements are made
primarily in July through September.   The decrease in deposits
is attributed to depositors withdrawing funds to seek higher returns in the securities markets.

  Stockholders' equity was $7,232,000 as of March 31, 1999, compared to $7,128,000 as of December 31 1998, an increase of $104,000. The increase was principally due to net income for the period of $126,000, which was partially offset by a net unrealized loss on investments available for sale of $30,000.

RESULTS OF OPERATIONS

GENERAL

  Net income for the three months ended March 31, 1999 was $126,000 as compared to $85,000 for the same period in 1998.
The increase in net income of $41,000 was primarily the result of increases in net interest income, predominantly interest and fees on loans, and a realized gain on the sale of securities, partially off-set by increases in total non-interest expense and the provision for income taxes.

INTEREST INCOME

  Total interest income for the three months ended March 31, 1999 was $819,000 compared to $719,000 for the same period in 1998, an increase of $100,000 or 13.91%. The increase was primarily due to an increase of $6,939,000 in the average balance of loans outstanding for the quarter ended March 31, 1999 over the prior year's respective quarter. Increases in investment balances, slightly offset by a decline in rates on mortgage backed securities, also contributed to the rise in interest income.

  The weighted average yield on interest-earning assets was 7.24% and 7.88% for the three month period ended March 31, 1999 and 1998, respectively.

       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
   FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

INTEREST EXPENSE

  Total interest expense for the three months ended March 31, 1999 and 1998 was $430,000 and $412,000 respectively, an increase of $18,000 or 4.37%. The increase resulted primarily from increases in the average dollar amount of borrowings of $1,434,000. The increase in the average dollar amount of deposits of $1,645,000, slightly offset by a decrease in the average yields paid to 4.82% in the current year's quarter from 4.96% in the prior year's quarter, also contributed slightly to the increase in total interest expense.

PROVISION FOR LOAN LOSSES

  There were no provisions for loan losses for the three month periods ended March 31, 1999 and 1998. Management monitors and adjusts its loan loss reserves based upon its analysis of the loan portfolio. Reserves are increased by a charge to income, the amount of which depends upon an analysis of the changing risks inherent in the Company's loan portfolio and the relative status of the real estate market and the economy in general. The Company has historically experienced a limited amount of loan charge-offs and delinquencies. At March 31, 1999, management believes the allowance for loan losses is sufficient since the loans are adequately secured. The assessment of the adequacy of the allowance for loan losses involves subjective judgment regarding future events and there can be no assurance that additional provisions for loan losses will not be required in future periods.

OTHER NON-INTEREST INCOME

  Other income for the three months ended March 31, 1999 was $24,000 compared to $9,000 for the same period last year, an increase of $15,000. The increase was primarily due to gains on the sale of securities in the current year's quarter. The Company early implemented SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" on January 1, 1999. In accordance with the pronouncement's provisions, the Company reclassified all of investments and mortgage backed securities held on January 1st from held to maturity to available for sale.

NON-INTEREST EXPENSE

  Total non-interest expense increased $37,000 to $209,000 for the three months ended March 31, 1999 from $172,000 for March
31, 1998.   The increases for the three month period was the
result of increases in salaries and related expenses, occupancy and equipment expenses, service bureau expenses and other expenses. The increase in salaries and related expenses of $17,000 or 22.67% was the result of a decrease in payroll related deferred loan origination costs, an increase in personnel and an increase in insurance benefit expenses. Occupancy expense increased $10,000 or 59% as a result of the opening of an administrative office in mid-March, 1998. Service bureau expense increased $4,000 or 25% following the addition of several new teller terminals. The Company expects the level of its non-interest expense to increase in future periods as a result of expenses associated with the employee stock ownership plan that the Company implemented in connection with its stock conversion as well as other stock benefit plans that the Company intends to implement in the future.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF
  FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED


INCOME TAXES

  The Company's income tax expense for the three months ended March 31, 1999 and 1998 was $78,000 and $59,000, respectively, representing an increase of $19,000 or 32.20%. The increase was primarily the result of the increase in pretax income. The effective tax rate for the three months ended March 31, 1999 was 38.36% compared to 40.94% for the same period in 1998.

YEAR 2000

  A great deal of information has been disseminated about the global computer problem that may occur in the year 2000 which would affect the speed and accuracy of the data processing service provider. During 1997, the Company adopted a Year 2000 Compliance Plan (the "Plan"). The objective of the Plan is to prepare the Company for the Year 2000 date change technology. The Company has now completed a thorough review of its internal systems as well as the efforts of its outside data processing service provider. The progress of the Plan is monitored by the Company's Board of Directors. The Company began testing its internal PC based applications beginning in February 1998. As of March 31, 1999, the Company has spent $13,600 on its Year 2000 project. The Company has replaced several outdated teller terminal units. The Company expects the total project to cost $20,000, due to the following items: the replacement of a few more teller terminal units; the cost of a customer awareness effort; commitment fees for emergency liquidity requirements; and service bureau fees for the use of a Year 2000 disaster recovery facility. The greatest potential for problems, however, concerns the data processing provided by the Company's third party service bureau. The service bureau is providing the Company with quarterly updates of its compliance progress and has advised the Company that it expects to resolve this problem before the year 2000 and is well on its way to doing so. The Company completed testing with its third party data processing service bureau in August 1998. The Company is in the process of developing a contingency plan to deal with the potential that if its service bureau is unable to bring its systems into compliance or the Company has failures in any other areas despite all of its preparations, the Company will be able to continue operating. There can be no assurance in this regard. However, it is possible that the Company could experience data processing delays, errors or failures, all of which could have a material adverse impact on the Company's financial condition and results of operations. However, the Company also will implement its contingency plan in the event of delays, errors or failures and expects to be able to continue operating by other means.

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

     ITEM 5.   OTHER INFORMATION

               None.

     ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits.  The following exhibit is filed herewith:

          Exhibit 27     Financial Data Schedule for the three
                         months ended March 31, 1999

     (b)  Reports on 8-K. None.

                      SIGNATURES



     Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              NORTHFIELD BANCORP, INC.



Date: May __, 1999           /s/ G. Ronald Jobson
                             ---------------------------
                             G. Ronald Jobson
                             President and Chief Executive
                             Officer
                             (Principal Executive Officer)