Form 10QSB
period 1999-06-30
NORTHFIELD BANCORP INC
filed 1999-08-10
CIK 1057971

        U.S. SECURITIES AND EXCHANGE COMMISSION
                Washington, D.C.  20549


                      FORM 10-QSB

(Mark One)

[X]  Quarterly Report under Section 13 or 15(d) of the
     Securities Exchange Act of 1934

     For the quarterly period ended June 30, 1999

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

     As of August 9, 1999, the issuer had 475,442 shares of Common Stock issued and outstanding.

                       CONTENTS

                                                           PAGE
                                                           ----
PART I.  FINANCIAL INFORMATION
         ---------------------

Item 1.  Financial Statements

         Consolidated Statements of Financial Condition
            as of June 30, 1999 (unaudited) and
            December 31, 1998 . . . . . . . . . . . . . . . .2

        Consolidated Statements of Operations for the
            Six and Three Months Ended June 30, 1999
            and 1998 (unaudited). . . . . . . . . . . . . . .3

        Consolidated Statements of Comprehensive Income
            for the Six Months Ended June 30, 1999
            and 1998 (unaudited). . . . . . . . . . . . . . .4

        Consolidated Statements of Cash Flows for the
            Six Months Ended June 30, 1999 and 1998
            (unaudited) . . . . . . . . . . . . . . . . . . .5

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

Item 4.  Submission of Matters to a Vote of Security
           Holders. . . . . . . . . . . . . . . . . . . . . .13

Item 5.  Other Information. . . . . . . . . . . . . . . . . .13

Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . .13


SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . .14

                NORTHFIELD BANCORP, INC.
                ------------------------
                     AND SUBSIDIARY
                     --------------
                  Baltimore, Maryland
                  -------------------

    CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
    ----------------------------------------------

                                                        June 30,    December 31,
                                                          1999          1998
                                                       ---------    -----------
                                                      (Unaudited)
       Assets
       ------
Cash                                                  $   209,920    $   166,446
Interest bearing deposits in other banks                1,310,590      4,833,876
Investments available for sale                          4,052,984              -
Investments held to maturity                                    -        799,256
Mortgage backed securities available for sale           2,119,277              -
Mortgage backed securities held to maturity               536,246      2,122,590
Loans receivable, net                                  39,576,172     35,701,656
Accrued interest receivable - loans                       183,411        163,989
                            - investments                  58,626         19,016
                            - mortgage backed securities   13,589         13,569
Premises and equipment, at cost, less
 accumulated depreciation                                 115,282        128,325
Federal Home Loan Bank of Atlanta stock at cost           331,500        272,900
Prepaid income taxes                                        6,996              -
Deferred income taxes                                     186,380         57,526
Prepaid expenses and other assets                          47,138         30,963
                                                      -----------    -----------

Total assets                                          $48,748,111    $44,310,112
                                                      ===========    ===========

       Liabilities and Stockholders' Equity
       ------------------------------------
Liabilities
-----------
   Deposit accounts                                   $36,526,186    $36,434,786
   Federal Home Loan Bank advances                      4,000,000              -
   Advance payments by borrowers for expenses             892,457        462,726
   Income taxes payable                                         -         18,449
   Other liabilities                                      314,120        266,230
Total liabilities                                      41,732,763     37,182,191

Commitments and contingencies

Stockholders' Equity
--------------------
   Serial Preferred stock $.01 par value;
     authorized 2,000,000 shares; none issued
     or outstanding
   Common stock $.01 par value;
     authorized 8,000,000 shares; issued and
     outstanding 475,442 shares at June 30, 1999
     and 475,442 shares at December 31, 1998                4,754          4,754
   Additional paid-in capital                           4,350,174      4,415,682
   Retained earnings (substantially restricted)         3,362,716      3,200,542
   Accumulated other comprehensive income, net
     of taxes                                            (223,868)             -
   Stock held by Rabbi Trust                             (134,650)      (134,650)
   Employee Stock Ownership Plan                         (343,778)      (358,407)
                                                      -----------    -----------
Total stockholders' equity                              7,015,348      7,127,921
                                                      -----------    -----------
Total liabilities and stockholders' equity            $48,748,111    $44,310,112
                                                      ===========    ===========

The accompanying notes to consolidated financial statements are an integral part of these statements.

                       NORTHFIELD BANCORP, INC.
                       -----------------------
                           AND SUBSIDIARY
                           --------------
                         Baltimore, Maryland
                         -------------------
                 CONSOLIDATED STATEMENTS OF OPERATIONS
                 -------------------------------------
                             (UNAUDITED)

                                     Six Months Ended        Three Months Ended
                                        June 30,                  June 30,
                                    ------------------       -------------------
                                     1999        1998         1999         1998
                                    ------      ------       ------       ------
Income
------
   Interest and fees on loans      $1,451,926   $1,258,428   $726,417     $630,757
   Interest on investments            139,607      115,658     78,420       60,805
   Interest on mortgage backed
     securities                        65,094       76,946     32,896       40,529
                                   ----------   ----------   --------     --------
Total interest income               1,656,627    1,451,032    837,733      732,091

Interest Expense
----------------
   Interest on deposits               838,275      846,730    418,972      433,965
   Interest on borrowings              52,919        1,167     42,630          648
                                   ----------   ----------   --------     --------
Total interest expense                891,194      847,897    461,602      434,613
                                   ----------   ----------   --------     --------
Net interest income                   765,433      603,135    376,131      297,478
Provision for losses on loans               -            -          -            -
                                   ----------   ----------   --------     --------
Net interest income after provision
 for losses on loans                  765,433      603,135    376,131      297,478

Non-Interest Income
-------------------
   Fees on loans                        5,183        4,619      2,783        2,107
   Fees on deposits                     7,935        5,984      3,717        3,375
   All other income                     3,151        5,448      1,047        1,407
                                   ----------   ----------   --------     --------
Net non-interest income                16,269       16,051      7,547        6,889

Non-Interest Expenses
---------------------
   Compensation and related
     expenses                         205,169      148,606    112,991       73,760
   Occupancy                           57,078       34,643     30,479       17,896
   Deposit insurance                   11,364        9,944      5,809        5,122
   Service bureau expense              35,903       30,382     15,877       14,576
   Furniture, fixtures and
     equipment expense                 11,769       10,172      5,626        5,337
   Advertising                         14,798       12,089      7,522        5,613
   Professional fees                   33,063       15,200     19,446        2,750
   Other                               78,218       53,542     41,055       17,804
                                   ----------   ----------   --------     --------
Total non-interest expenses           447,362      314,578    238,805      142,858
                                   ----------   ----------   --------     --------
Income before tax provision and
 cumulative effect of accounting
 change                               334,340      304,608    144,873      161,509
Provision for income tax              133,602      111,859     61,146       53,280
Income before cumulative effect of
 accounting change                    200,738      192,749     83,727      108,229
Cumulative effect of accounting
 change, net of tax                     8,980            -          -            -
                                   ----------   ----------   --------     --------
Net income                         $  209,718   $  192,749   $ 83,727     $108,229
                                   ==========   ==========   ========     ========
Basic earnings per share           $      .49   $      N/A   $    .20     $    N/A
                                   ==========   ==========   ========     ========
Diluted earnings per share         $      .48   $      N/A   $    .19     $    N/A
                                   ==========   ==========   ========     ========

The accompanying notes to financial statements are an integral part of these statements.

                      NORTHFIELD BANCORP, INC.
                      -----------------------
                           AND SUBSIDIARY
                           --------------
                        Baltimore, Maryland
                        -------------------

         CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
         -----------------------------------------------

                                                      Six Months Ended
                                                          June 30,
                                                     -------------------
                                                      1999         1998
                                                     ------       ------
                                                         (Unaudited)
Net income                                           $ 209,718    $192,749

Unrealized losses on available for sale securities,
 net of tax of $140,857 at June 30, 1999              (223,868)          -
                                                     ---------    --------
Comprehensive income                                 $ (14,150)   $192,749
                                                     =========    ========

                                                      Three Months Ended
                                                           June 30,
                                                     -------------------
                                                      1999         1998
                                                     ------       ------

Net income                                          $  83,727    $108,229

Unrealized losses on available for sale securities,
 net of tax of $122,073 at June 30, 1999             (316,088)          -
                                                    ---------   ---------
Comprehensive income                                $(232,361)   $108,229
                                                    =========   =========

The accompanying notes to financial statements are an integral part of these statements.

                      NORTHFIELD BANCORP, INC.
                      -----------------------
                           AND SUBSIDIARY
                           --------------
                         Baltimore, Maryland
                         -------------------

                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                 -------------------------------------

                                                      Six Months Ended
                                                          June 30,
                                                     -------------------
                                                      1999         1998
                                                     ------       ------
                                                         (Unaudited)
Operating Activities
--------------------
  Net income                                         $   209,718   $  192,749
  Adjustments to Reconcile Net Income to
   Net Cash Provided by Operating Activities
   -----------------------------------------
     Net amortization of premiums and
      accretion of discounts on certificates
      of deposit                                              42        1,837
     Gain on sale of securities available for sale       (14,936)           -
     Net amortization of premiums and accretion
      of discounts on mortgage backed and
      investment securities                               10,395         (261)
     Net amortization of premiums on mortgage
      loans purchased                                        281            -
     Loan fees deferred                                   28,348       31,287
     Amortization of deferred loan fees                  (36,164)     (19,193)
     Non-cash compensation under stock-based
        benefit plan                                      15,156            -
     Increase in accrued interest                        (59,052)      (7,963)
     Provision for depreciation                           22,096        6,980
     Decrease in deferred income taxes                    12,004       17,453
     Increase in prepaid income taxes                     (6,996)     (17,630)
     Increase in prepaid expenses and other assets       (16,175)    (127,779)
     Decrease in accrued interest payable                 (3,983)      (2,682)
     Decrease in income taxes payable                    (18,449)     (62,964)
     Increase in other liabilities                        47,890       29,707
                                                     -----------  -----------
       Net cash provided by operating activities         190,175       41,541

Cash Flows from Investing Activities
------------------------------------
  Proceeds from maturing certificates of deposit     $   547,000   $  245,001
  Purchases of certificates of deposit                   (95,000)    (392,000)
  Purchase of securities available for sale           (3,592,031)           -
  Proceeds from sale of mortgage backed securities
   available for sale                                  1,048,335            -
  Purchases of mortgage backed securities
   available for sale                                 (1,615,153)           -
  Purchases of mortgage backed securities held
   to maturity                                          (539,642)    (784,712)
  Principal collected on mortgage backed securities      554,539      594,825
  Purchase of loans                                     (877,919)     (60,682)
  Longer term loans originated                        (7,372,915)  (4,288,744)
  Principal collected on longer term loans             4,401,096    3,172,572
  Net decrease (increase) in short-term loans            (17,241)      20,015
  Purchases of premises and equipment                     (9,053)    (102,040)
  Purchase of Federal Home Loan Bank of
     Atlanta stock                                       (58,600)     (46,500)
                                                     -----------  -----------
     Net cash used by investing activities            (7,626,584)  (1,642,265)

                      NORTHFIELD BANCORP, INC.
                      -----------------------
                           AND SUBSIDIARY
                           --------------
                         Baltimore, Maryland
                         -------------------

                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                 -------------------------------------

                                                      Six Months Ended
                                                          June 30,
                                                     -------------------
                                                      1999         1998
                                                     ------       ------
                                                         (Unaudited)
Cash Flows from Financing Activities
------------------------------------
  Net increase (decrease) in demand deposits,
   money market, passbook accounts and
   advance payments by borrowers for
    taxes and insurance                             $   (48,898) $  1,821,534
  Net increase in certificates of deposit               574,012       924,394
  Net increase in Federal Home Loan Bank advances     4,000,000             -
  Dividend payment                                      (47,544)            -

  Conversion costs paid subsequent to stock issuance    (66,035)            -
                                                    -----------  ------------
       Net cash provided by financing activities      4,411,535     2,745,928
                                                    -----------  ------------
Increase (decrease) in cash and cash equivalents     (3,024,874)    1,145,204
Cash and cash equivalents at beginning of period      4,062,056     2,744,442
                                                    -----------  ------------
Cash and cash equivalents at end of period          $ 1,037,182  $  3,889,646
                                                    ===========  ============
Reconciliation of cash and cash equivalents:
  Cash                                              $   209,920  $    222,219
  Interest bearing accounts in other banks            1,310,590     4,698,697
                                                    -----------  ------------
                                                      1,520,510     4,920,916

     Less - Certificates of deposit maturing in 90
              days or more included in interest
              bearing accounts in other banks          (483,328)   (1,031,270)
                                                    -----------  ------------
Cash and cash equivalents                           $ 1,037,182  $  3,889,646
                                                    ===========  ============

Supplemental disclosures of cash flows information:
  Cash paid during year for:
     Interest                                       $   860,521  $    850,579
     Income taxes                                   $   153,000  $    175,000


The accompanying notes to financial statements are an integral part of these statements.

                      NORTHFIELD BANCORP, INC.
                      -----------------------
                           AND SUBSIDIARY
                           --------------
                         Baltimore, Maryland
                         -------------------

       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
       ------------------------------------------------------

Note 1 - Basis of Presentation
         ---------------------

       The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-QSB. Accordingly, they do not include all of the disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation of the results of operations for the interim periods presented have been made. Such adjustments were of a normal recurring nature. The results of operations for the six months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the fiscal year December 31, 1999 or any other interim period. The consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes which are incorporated by reference in the Company's Annual Report on Form 10-KSB for the year ended December 31,1998.

Note 2 - Cash Flow Presentation
         ----------------------

       For purposes of the statements of cash flows, cash and cash equivalents include cash and amounts due from depository institutions and certificates of deposit with original maturities of 90 days or less.

Note 3 - Earnings Per Share
         ------------------

       Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding for the appropriate period. Unearned ESOP shares are not included in outstanding shares. Diluted EPS is computed by dividing net income by the weighted average shares outstanding as adjusted for the dilutive effect of unvested stock awards based on the "treasury stock" method. Earnings per share data is not presented for the three month and six month periods ended June 30, 1998, since the Bank converted to stock form in November 1998 and such information would not be meaningful. Information relating to the calculations of net income per share of common stock, summarized for the six and three months ended June 30, 1999, is as follows:

                                             Six Months Ended   Three Months Ended
                                                 June 30             June 30
                                             ----------------   ------------------
Net income before other comprehensive income    $209,718          $ 83,727
                                                ========          ========

  Weighted Average Shares
     Outstanding basic EPS                       426,744           427,112
  Dilutive Items
     Rabbi Trust shares                           13,465            13,465
  Adjusted weighted average shares
   used for dilutive EPS                         440,209           440,577
                                                ========          ========

                      NORTHFIELD BANCORP, INC.
                      -----------------------
                           AND SUBSIDIARY
                           --------------
                         Baltimore, Maryland
                         -------------------

       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
       ------------------------------------------------------

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

Note 5 - Cumulative Effect of Accounting Change
         --------------------------------------

       The Company early implemented SFAS No. 133,
"Accounting for Derivative Instruments and Hedging Activities" on January 1, 1999. In accordance with the pronouncement's provisions, the Company reclassified approximately $1,071,000 of mortgage backed securities from held to maturity to trading. On January 11, 1999, the Company sold the entire trading investment for $1,048,335 and realized a gain of $8,980, net of tax in the amount of $5,956. In addition, the Company reclassified approximately $1,020,000 of mortgage backed securities and $799,000 of investments from held to maturity to available for sale.

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

FINANCIAL CONDITION

  Total assets of the Company were $48,748,000 as of June 30, 1999, compared to $44,310,000 as of December 31, 1998, an increase of $4,438,000 or 10.02%. The increase was primarily attributable to an increase in investment securities of $3,254,000; an increase in mortgage backed securities of $533,000 and an increase in loans receivable of $3,874,000. These increases were partially offset by a decrease in interest-bearing deposits in other banks of $3,523,000. The purchase of investments and mortgage backed securities in the current year is part of management's strategy to maximize the high level of equity and to increase profitability. As liquidity levels increased with the inflow of Federal Home Loan Bank ("FHLB") advances, the funds were transferred from interest-bearing deposits to higher yielding investments and mortgage backed securities. Approximately ninety percent of the investments are held as "available for sale".

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION - CONTINUED

     Total liabilities of the Company were $41,733,000 as of June 30, 1999, compared to $37,182,000 as of December 31, 1998, an increase of $4,551,000 or 12.24%. The increase was due to FHLB advances of $4,000,000 and an increase in advance payments by borrowers for taxes and insurance of $430,000. In addition, deposits increased $91,000. Management's plan is to take advantage of low rate FHLB advances and invest the proceeds in higher yielding investments and loan originations. The increase in advance payments by borrowers was due to the cyclical nature of this account as borrowers increased the accounts monthly and disbursements are made primarily in July through September.
The increase in deposits is attributed to an aggregate $1.0 million 36 month jumbo certificate issued to several credit unions, which was substantially offset by withdrawals in smaller depositor accounts.

     Stockholders' equity was $7,015,000 as of June 30, 1999, compared to $7,128,000 as of December 31,1998, a decrease of $113,000. The decrease was principally due to a net unrealized loss on investments available for sale of $224,000, stock conversion-related expenses of $66,000 and common stock dividends of $48,000, which were partially offset by net income for the period of $210,000.

RESULTS OF OPERATIONS

GENERAL

     Net income for the quarter ended June 30, 1999 was $84,000 as compared to $108,000 for the corresponding quarter in 1998. The decrease in net income of $24,000 was primarily the result of increases in total non-interest expense and the provision for income taxes, partially off-set by increases in net interest income, predominantly interest and fees on loans.

     Net income for the six months ended June 30, 1999 was $210,000 as compared to $193,000 for the same period in 1998. The increase in net income of $17,000 was the result of increases in total interest income, predominantly interest and fees on loans and a realized gain on the sale of available for sale securities during the current year. The increases were substantially offset by increases in interest expense on borrowings, total non-interest expense and the provision for income taxes.

INTEREST INCOME

     Total interest income for the quarter ended June 30, 1999 was $838,000 compared to $732,000 for the same quarter in the prior year, an increase of $106,000 or 14.48%. The increase was primarily due to an increase of $8,082,000 in the average balance of loans outstanding and an increase of $3,490,000 in average investment balances for the quarter ended June 30, 1999 over the prior year's respective quarter. The increases were partially offset by a decrease in both the weighted average yield and the average dollar amount of interest-bearing deposits and a decline in the weighted average yield on loans.

       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

INTEREST INCOME - CONTINUED

     Total interest income for the six months ended June 30, 1999 was $1,657,000 compared to $1,451,000 for the corresponding period in the prior year, an increase of $206,000 or 14.20%. The increase was primarily due to an increase of $7,512,000 in the average dollar amount of loans outstanding and an increase of $2,763,000 in average dollar amount of investments outstanding for the six months ended June 30, 1999 over the prior year's respective period. The increases were partially offset by decreases in the weighted average yield and the average dollar amount outstanding on interest-bearing deposits and a decline in the weighted average yield on loan balances.

     The weighted average yield on interest-earning assets was 7.07% and 7.74% for the quarters ended June 30, 1999 and 1998, respectively. The weighted average yield on interest-earning assets was 7.19% and 7.80% for the six month periods ended June 30, 1999 and 1998, respectively.

INTEREST EXPENSE

     Total interest expense for the three months ended June 30, 1999 and 1998 was $462,000 and $435,000 respectively, an increase of $27,000 or 6.21%. The increase resulted primarily from increases in the average dollar amount of borrowings of $3,500,000. The increase was partially offset by a decrease of $1,070,000 in the average dollar amount of deposits compared to the prior year's quarter.

     Total interest expense for the six months ended June 30, 1999 and 1998 was $891,000 and $848,000 respectively, an increase of $43,000 or 5.07%. The increase resulted primarily from increases in the average dollar amount of borrowings of $2,500,000. The increase was slightly offset by a decrease in the weighted average yields paid to 2.42% in the current year's period compared to 2.48% for the prior year's period.

PROVISION FOR LOAN LOSSES

     There were no provisions for loan losses for the three and six month periods ended June 30, 1999 and 1998. Management monitors and adjusts its loan loss reserves based upon its analysis of the loan portfolio. Reserves are increased by a charge to income, the amount of which depends upon an analysis of the changing risks inherent in the Company's loan portfolio and the relative status of the real estate market and the economy in general. The Company has historically experienced a limited amount of loan charge-offs and delinquencies. At June 30, 1999, management believes the allowance for loan losses is sufficient since the loans are adequately secured. The assessment of the adequacy of the allowance for loan losses involves subjective judgment regarding future events and there can be no assurance that additional provisions for loan losses will not be required in future periods.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF
   FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

NON-INTEREST EXPENSE

     Total non-interest expense increased $96,000 to $239,000 for the quarter ended June 30, 1999 from $143,000 for June 30, 1998. The increase for the three month period was the result of increases in compensation and related expenses, occupancy and equipment expenses, professional expenses and other expenses. The increase in compensation and related expenses of $39,000 or 52.70% was the result of an increase in personnel, increases in insurance benefit expenses, employee stock ownership and deferred compensation expenses, and a decrease in payroll related deferred loan origination costs. Occupancy expense increased $12,000 or 66.67% as a result of the opening of an administrative office in 1998. Professional fees increased $17,000 as a result of additional expenses incurred associated with publicly held companies. Other expenses rose $23,000 primarily reflecting Year 2000 compliance-related expenses incurred during the current quarter.

     Total non-interest expense increased $132,000 to $447,000 for the six months ended June 30, 1999 from $315,000 for June
30, 1998.   The increase for the period was the result of
increases in compensation and related expenses, occupancy and equipment expenses, and professional expenses. The increase in compensation and related expenses of $56,000 or 37.58% was the result of an increase in personnel, increases in insurance benefit expenses, employee stock ownership and deferred compensation expenses, and a decrease in payroll related
deferred loan origination costs.   Occupancy expense increased
$22,000 or 62.86% as a result of the opening of an administrative office in 1998. Professional fees increased $18,000 as a result of additional expenses incurred associated with publicly held companies.

     The Company expects the level of its non-interest expense to increase in future periods as a result of expenses associated with the employee stock ownership plan that the Company implemented in connection with its stock conversion as well as other stock benefit plans that the Company intends to implement in the future.

INCOME TAXES

     The Company's income tax expense for the quarters ended June 30, 1999 and 1998 was $61,000 and $53,000, respectively, representing an increase of $8,000 or 15.09%. The increase was primarily the result of a net operating loss of the holding company for which no income tax benefit has been recorded. The effective tax rate for the quarter ended June 30, 1999 was 42.21% compared to 32.99% for the same period in 1998.

     The Company's income tax expense for the six months ended June 30, 1999 and 1998 was $134,000 and $112,000, respectively, representing an increase of $22,000 or 19.64%. The increase was primarily the result of the increase in pre-tax income and the result of a net operating loss of the holding company for which no income tax benefit has been recorded. The effective tax rate for the six months ended June 30, 1999 was 39.96% compared to 36.72% for the same period in 1998.

       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued


CUMULATIVE EFFECT OF ACCOUNTING CHANGE

     The Company early implemented SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" on January 1, 1999. In accordance with the pronouncement's provisions, the Company reclassified approximately $1,071,000 of mortgage backed securities from held to maturity to trading. On January 11, 1999 the Company sold the entire trading investment for $1,048,335 and realized a gain of $8,980, net of tax in the amount of $5,956.

YEAR 2000

     A great deal of information has been disseminated about the global computer problem that may occur in the year 2000 which would affect the speed and accuracy of the data processing service provider. During 1997, the Company adopted a Year 2000 Compliance Plan (the "Plan"). The objective of the Plan is to prepare the Company for the Year 2000 date change technology. The Company has now completed a thorough review of its internal systems as well as the efforts of its outside data processing service provider. The Company's Board of Directors monitors the progress of the Plan. The Company began testing its internal PC based applications beginning in February 1998. As of June 30, 1999, the Company has spent $20,000 on its Year 2000 project. The Company has replaced several outdated teller terminal units. The Company expects additional costs of $3,000, due to the following items: the cost of a customer awareness effort; and service bureau fees for the use of a Year 2000 disaster recovery facility. The greatest potential for problems, however, concerns the data processing provided by the Company's third party service bureau. The service bureau is providing the Company with quarterly updates of its compliance progress and has advised the Company that it expects to resolve this problem before the year 2000 and is well on its way to doing so. The Company completed testing with its third party data processing service bureau in August 1998. The Company developed a contingency plan to deal with the potential that if its service bureau is unable to bring its systems into compliance or the Company has failures in any other areas despite all of its preparations, the Company will be able to continue operating. There can be no assurance in this regard. It is possible that the Company could experience data processing delays, errors or failures, all of which could have a material adverse impact on the Company's financial condition and results of operations. However, the Company also will implement its contingency plan in the event of delays, errors or failures and expects to be able to continue operating by other means.

                   PART II.  OTHER INFORMATION

     ITEM 1.   LEGAL PROCEEDINGS

               None.

     ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

               None.

     ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

               None.

     ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY-
               HOLDERS

               (a) The registrant held its Annual Meeting of Stockholders on May 12, 1999

               (b)  Not applicable

               (c)  The only matter to be voted upon at the
                    Annual Meeting was the election of two
                    individuals as directors.

Nominee                       Votes For       Votes Withheld
-------                       ---------       --------------
E. Thomas Lawrence, Jr.       324,572          1,000
David G. Rittenhouse          325,522             50

     ITEM 5.   OTHER INFORMATION

               None.

     ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits.  The following exhibit is filed herewith:

          Exhibit 27     Financial Data Schedule for the six
                         months ended June 30, 1999

     (b)  Reports on 8-K. None.

                      SIGNATURES



     Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              NORTHFIELD BANCORP, INC.



Date: August 10, 1999        /s/ G. Ronald Jobson
                             ---------------------------
                             G. Ronald Jobson
                             President and Chief Executive
                             Officer
                             (Principal Executive Officer)


Date: August 10, 1999        /s/ John P. Sabol, Jr.
                             ---------------------------
                             John P. Sabol, Jr.
                             Vice President and Chief Financial
                             Officer
                             (Principal Accounting and Financial
                             Officer)