Form 10QSB
period 1999-09-30
NORTHFIELD BANCORP INC
filed 1999-11-10
CIK 1057971

        U.S. SECURITIES AND EXCHANGE COMMISSION
                Washington, D.C.  20549


                      FORM 10-QSB

(Mark One)

[X]  Quarterly Report under Section 13 or 15(d) of the
     Securities Exchange Act of 1934

     For the quarterly period ended September 30, 1999

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

     As of November 9, 1999, the issuer had 475,442 shares of Common Stock issued and outstanding.

                       CONTENTS

                                                           PAGE
                                                           ----
PART I.  FINANCIAL INFORMATION
         ---------------------

Item 1.  Financial Statements

         Consolidated Statements of Financial Condition
            as of September 30, 1999 (unaudited) and
            December 31, 1998 . . . . . . . . . . . . . . . .2

        Consolidated Statements of Operations for the
            Nine and Three Months Ended September 30, 1999
            and 1998 (unaudited). . . . . . . . . . . . . . .3

        Consolidated Statements of Comprehensive Income
            for the Nine Months Ended September 30, 1999
            and 1998 (unaudited). . . . . . . . . . . . . . .4

        Consolidated Statements of Cash Flows for the
            Nine Months Ended September 30, 1999 and 1998
            (unaudited) . . . . . . . . . . . . . . . . . . .5

        Notes to Consolidated Financial Statements. . . . . .7

Item 2.  Management's Discussion and Analysis or Plan
           of Operation . . . . . . . . . . . . . . . . . . .9


PART II. OTHER INFORMATION
         -----------------

Item 1.  Legal Proceedings. . . . . . . . . . . . . . . . . .14

Item 2.  Changes in Securities and Use of Proceeds. . . . . .14

Item 3.  Defaults Upon Senior Securities. . . . . . . . . . .14

Item 4.  Submission of Matters to a Vote of Security
           Holders. . . . . . . . . . . . . . . . . . . . . .14

Item 5.  Other Information. . . . . . . . . . . . . . . . . .14

Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . .14


SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . .15

                NORTHFIELD BANCORP, INC.
                ------------------------
                     AND SUBSIDIARY
                     --------------
                  Baltimore, Maryland
                  -------------------

    CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
    ----------------------------------------------

                                                       September 30,  December 31,
                                                          1999           1998
                                                       ------------   -----------
                                                      (Unaudited)
       Assets
       ------
Cash                                                   $    655,428   $    166,446
Interest bearing deposits in other banks                    986,453      4,833,876
Investments held to maturity                                     --        799,256
Investments available for sale                            4,257,047             --
Mortgage backed securities available for sale             2,702,017             --
Mortgage backed securities held to maturity                 531,531      2,122,590
Loans receivable, net                                    41,213,210     35,701,656
Accrued interest receivable - loans                         178,148        163,989
                            - investments                    91,002         19,016
                            - mortgage backed
                                securities                   16,838         13,569
Premises and equipment, at cost, less
 accumulated depreciation                                   103,941        128,325
Federal Home Loan Bank of Atlanta stock at cost             331,500        272,900
Prepaid income taxes                                         19,350             --
Deferred income taxes                                       190,986         57,526
Prepaid expenses and other assets                            47,760         30,963
                                                        -----------    -----------
Total assets                                            $51,325,211    $44,310,112
                                                        ===========    ===========
       Liabilities and Stockholders' Equity
       ------------------------------------
Liabilities
-----------
   Deposit accounts                                     $37,183,057    $36,434,786
   Federal Home Loan Bank advances                        6,250,000             --

   Advance payments by borrowers for expenses               471,622        462,726
   Income taxes payable                                          --         18,449
   Other liabilities                                        328,317        266,230
                                                        -----------    -----------
Total liabilities                                        44,232,996     37,182,191

Commitments and contingencies

Stockholders' Equity
--------------------
   Serial Preferred stock $.01 par value; authorized
     2,000,000 shares; none issued or outstanding
   Common stock $.01 par value; authorized 8,000,000
     shares; issued and outstanding 475,442 shares
     at September 30, 1999 and December 31, 1998              4,754          4,754
   Additional paid-in capital                             4,350,538      4,415,682
   Retained earnings (substantially restricted)           3,467,461      3,200,542
   Accumulated other comprehensive income, net of
     tax                                                   (259,635)            --
   Stock held by Rabbi Trust                               (134,650)      (134,650)
   Employee Stock Ownership Plan                           (336,253)      (358,407)
                                                        -----------    -----------
Total stockholders' equity                                7,092,215      7,127,921
                                                        -----------    -----------
Total liabilities and stockholders' equity              $51,325,211    $44,310,112
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

                      NORTHFIELD BANCORP, INC.
                      -----------------------
                           AND SUBSIDIARY
                           --------------
                         Baltimore, Maryland
                         -------------------
                CONSOLIDATED STATEMENTS OF OPERATIONS
                -------------------------------------
                             (Unaudited)

                                    For Nine Months Ended    For Three Months Ended
                                         September 30,            September 30,
                                    ---------------------    ----------------------
                                     1999         1998        1999          1998
                                    ------       ------      ------       ------
Income
   Interest and fees on loans      $2,203,592   $1,895,954   $751,666    $637,526
   Interest on investments            231,923      184,863     92,316      69,205
   Interest on mortgage backed
    securities                        107,520      115,057     42,426      38,111
                                   ----------   ----------   --------    --------
Total interest income               2,543,035    2,195,874    886,408     744,842

Interest Expense
   Interest on deposits             1,267,921    1,293,013    429,646     446,283
   Interest on borrowings             124,289        1,516     71,370         349
                                   ----------   ----------   --------    --------
Total interest expense              1,392,210    1,294,529    501,016     446,632
                                   ----------   ----------   --------    --------
Net interest income                 1,150,825      901,345    385,392     298,210

Provision for losses on loans              --           --         --          --
                                   ----------   ----------   --------    --------
Net interest income after
 provision for losses on loans      1,150,825      901,345    385,392     298,210

Non-Interest Income
   Fees on loans                        7,530        7,493      2,347       2,874
   Fees on deposits                    11,520        8,944      3,585       2,960
   All other income                     4,206        5,676      1,055         228
                                   ----------   ----------   --------    --------
Net non-interest income                23,256       22,113      6,987       6,062

Non-Interest Expenses
   Compensation and related
     expenses                         303,009      220,353     97,840      71,747
   Occupancy                           87,091       60,457     30,013      25,814
   Deposit insurance                   16,848       15,273      5,484       5,329
   Service bureau expense              51,383       44,654     15,480      14,272
   Furniture, fixtures and
     equipment expense                 18,584       16,457      6,815       6,285
   Advertising                         22,836       20,577      8,038       8,488
   Professional fees                   59,365       38,203     26,302      23,003
   Other                              111,420       98,918     33,204      45,376
                                   ----------   ----------   --------    --------
Total non-interest expenses           670,536      514,892    223,176     200,314
                                   ----------   ----------   --------    --------
Income before tax provision and
  cumulative effect of accounting
  change                              503,545      408,566    169,203     103,958

Provision for income tax              201,646      151,076     68,044      39,217
                                   ----------   ----------   --------    --------
Income before cumulative effect
  on accounting change                301,899      257,490    101,159      64,741
Cumulative effect of accounting
  change, net of tax                    8,980           --         --          --
                                   ----------   ----------   --------    --------
Net income                         $  310,879   $  257,490   $101,159    $ 64,741
                                   ==========   ==========   ========    ========
Basic earnings per share           $      .73   $      N/A   $    .24    $    N/A
                                   ==========   ==========   ========    ========
Diluted earnings per share         $      .71   $      N/A   $    .23    $    N/A
                                   ==========   ==========   ========    ========

The accompanying notes to consolidated financial statements
 are an integral part of these statements.
                             -3-

                       NORTHFIELD BANCORP, INC.
                       -----------------------
                           AND SUBSIDIARY
                           --------------
                         Baltimore, Maryland
                         -------------------

               CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
               -----------------------------------------------
                              (Unaudited)

                                                       Nine Months Ended
                                                          September 30,
                                                     ---------------------
                                                        1999        1998
                                                        ----        ----
Net income                                            $ 310,879    $257,490

Unrealized losses on available for sale securities,
 net of tax of $163,361                                (259,635)         --
                                                      ---------    --------
Comprehensive income                                  $  51,244    $257,490
                                                      =========    ========

                                                        Three Months Ended
                                                           September 30,
                                                      ---------------------
                                                        1999        1998
                                                        ----        ----
Net income                                            $101,159   $  64,741

Unrealized losses on available for sale securities,
 net of tax of $22,504                                 (35,767)         --
                                                      --------   ---------
Comprehensive income                                  $ 65,392   $  64,741
                                                      ========   =========

The accompanying notes to consolidated financial statements are an integral part of these statements.

                      NORTHFIELD BANCORP, INC.
                      -----------------------
                           AND SUBSIDIARY
                           --------------
                         Baltimore, Maryland
                         --------------------

                CONSOLIDATED STATEMENTS OF CASH FLOWS
                -------------------------------------
                             (Unaudited)

                                                       Nine Months Ended
                                                          September 30,
                                                     ---------------------
                                                        1999          1998
                                                        ----          ----
Operating Activities
  Net income                                        $  310,879      $   257,490
  Adjustments to Reconcile Net Income to
   Net Cash Provided by Operating Activities
   -----------------------------------------
    Net amortization of premiums and accretion of
     discounts on certificates of deposit                   65            2,471
    Gain on sale of securities available for sale      (14,936)              --
    Net amortization of premiums and accretion of
     discounts on mortgage backed securities and
     investment securities                              14,508               49
    Amortization of premiums on mortgage loans
     purchased                                             439               --
    Loan fees deferred                                  41,091           77,083
    Amortization of deferred loan fees                 (44,160)         (36,002)
    Non-cash compensation under stock-based
     benefit plan                                       23,044               --
    Increase in accrued interest on loans              (14,159)         (22,825)
    (Increase) decrease in accrued interest on
     investments                                       (71,986)           8,915
    (Increase) decrease in accrued interest on
     mortgage backed securities                         (3,269)             261
    Provision for depreciation                          33,625           18,020
    Change in deferred income taxes                     29,901             (438)
    Increase in prepaid income taxes                   (19,350)          (9,022)
    Increase in prepaid expenses and other assets      (16,797)        (193,862)
    Decrease in accrued interest payable                (6,151)            (277)
    Decrease in income taxes payable                   (18,449)         (62,964)
    Increase in other liabilities                       62,087           70,417
                                                    ----------        ---------
       Net cash provided by operating activities       306,382          109,316

Cash Flows from Investing Activities
------------------------------------
  Proceeds from maturing certificates of deposit       646,000          538,001
  Purchases of certificates of deposit                (190,000)        (590,000)
  Purchases of securities available for sale        (3,842,031)              --
  Proceeds from sale of mortgage backed
    securities available for sale                    1,048,335               --
  Purchases of mortgage backed securities held
    to maturity                                       (539,642)        (784,712)
  Purchases of mortgage backed securities
    available for sale                              (2,371,480)              --
  Principal collected on mortgage backed
    securities                                         719,272          858,394
  Purchase of loans                                   (877,919)         (60,682)
  Longer term loans originated                     (11,245,760)      (8,005,768)
  Principal collected on longer term loans           6,658,871        4,832,445
  Net (increase) decrease in short-term loans          (44,113)          59,009
  Purchases of premises and equipment                   (9,241)        (116,175)
  Purchase of Federal Home Loan Bank of Atlanta
    stock                                              (58,600)         (46,500)
                                                  ------------      -----------
            Net cash used by investing activities  (10,106,308)      (3,315,988)

                             -5-

                       NORTHFIELD BANCORP, INC.
                       -----------------------
                           AND SUBSIDIARY
                           --------------
                        Baltimore, Maryland
                        -------------------

                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                 -------------------------------------
                             (Unaudited)

                                                       Nine Months Ended
                                                          September 30,
                                                     ---------------------
                                                        1999          1998
                                                        ----          ----
Cash Flows from Financing Activities
------------------------------------
  Net increase (decrease) in demand deposits, money
   market, passbook accounts and advance payments
   by borrowers for taxes and insurance              $  (287,727)    $1,504,965
  Net increase in certificates of deposit              1,051,045      1,888,707
  Net increase in Federal Home Loan Bank advances      6,250,000             --
  Conversion costs paid subsequent to stock issuance     (66,035)            --
  Dividend payment                                       (43,960)            --
                                                     -----------     ----------
       Net cash provided by financing activities       6,903,323      3,393,672
                                                     -----------     ----------

Increase (decrease) in cash and cash equivalents      (2,896,603)       187,000
Cash and cash equivalents at beginning of period       4,062,056      2,744,442
                                                     -----------     ----------
Cash and cash equivalents at end of period           $ 1,165,453     $2,931,442
                                                     ===========     ==========

Reconciliation of cash and cash equivalents:
  Cash                                               $   655,428     $  249,433
  Interest bearing accounts in other banks               986,453      3,617,645
                                                     -----------     ----------
                                                       1,641,881      3,867,078
    Less - Certificates of deposit maturing in
                90 days or more included in interest
                bearing accounts in other banks         (476,428)      (935,636)
                                                     -----------     ----------
Cash and cash equivalents                            $ 1,165,453     $2,931,442
                                                     ===========     ==========

Supplemental disclosures of cash flows information:
  Cash paid during year for:
    Interest                                         $ 1,351,685     $1,294,806
    Income taxes                                     $   215,500     $  223,500

The accompanying notes to consolidated financial statements are an integral part of these statements.

              NORTHFIELD BANCORP, INC.
              -----------------------
                   AND SUBSIDIARY
                   --------------
                 Baltimore, Maryland
                 -------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
-----------------------------------------------------

Note 1 - Basis of Presentation
         ---------------------

              The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-QSB. Accordingly, they do not include all of the disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation of the results of operations for the interim periods presented have been made. Such adjustments were of a normal recurring nature. The results of operations for the nine months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the fiscal year December 31, 1999 or any other interim period. The consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes which are incorporated by reference in the Company's Annual Report on Form 10-KSB for the year ended December 31,1998.

Note 2 - Cash Flow Presentation
         ----------------------

              For purposes of the statements of cash flows, cash and cash equivalents include cash and amounts due from depository institutions and certificates of deposit with original maturities of 90 days or less.

Note 3 - Earnings Per Share
         ------------------

              Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding for the appropriate period. Unearned ESOP shares are not included in outstanding shares. Diluted EPS is computed by dividing net income by the weighted average shares outstanding as adjusted for the dilutive effect of unvested stock awards based on the "treasury stock" method. Earnings per share data is not presented for the nine month and three month periods ended September 30, 1998, since the Bank converted to stock form in November 1998 and such information would not be meaningful. Information relating to the calculations of net income per share of common stock, summarized for the nine and three months ended September 30, 1999, is as follows:

                                               Nine Months Ended  Three Months Ended
                                                 September 30        September 30
                                                 -------------      -------------
  Net income before other comprehensive income    $310,879            $101,159
                                                  ========            ========
  Weighted Average Shares
     Outstanding basic EPS                         427,118             427,841
  Dilutive Items
     Rabbi Trust shares                             13,465              13,465
                                                   -------             -------
  Adjusted weighted average shares
   used for dilutive EPS                           440,583             441,306
                                                   =======             =======

                             -7-

              NORTHFIELD BANCORP, INC.
              -----------------------
                   AND SUBSIDIARY
                   --------------
                 Baltimore, Maryland
                 -------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
-----------------------------------------------------

Note 4 - Recent Accounting Pronouncements
         --------------------------------

              SFAS No. 133, "Accounting for Derivative
         Instruments and Hedging Activities" was issued in June, 1998. This Statement standardizes the accounting for derivative instruments including certain derivative instruments embedded in other contracts, by requiring that an entity recognize these items as assets or liabilities in the statement of financial position and measure them at fair value. This Statement generally provides for matching the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or the earnings effect of the hedged forecasted transaction. The Statement is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000.

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

FINANCIAL CONDITION

  Total assets of the Company were $51,325,000 as of September 30, 1999, compared to $44,310,000 as of December 31, 1998, an increase of $7,015,000 or 15.83%. The increase was primarily attributable to an increase in investment securities of $3,458,000; an increase in mortgage backed securities of $1,111,000 and an increase in loans receivable of $5,511,000. These increases were partially offset by a decrease in interest-bearing deposits in other banks of $3,848,000. The purchase of investments and mortgage backed securities in the current year is part of management's strategy to maximize the high level of equity and to increase profitability. As liquidity levels increased with the inflow of Federal Home Loan Bank ("FHLB") advances, the funds were transferred from interest-bearing deposits to higher yielding investments and mortgage backed securities. Approximately ninety three percent of the investments are held as "available for sale".

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF
       FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION - CONTINUED

  Total liabilities of the Company were $44,233,000 as of September 30, 1999, compared to $37,182,000 as of December 31, 1998, an increase of $7,051,000 or 18.96%. The increase was due to FHLB advances of $6,250,000 and an increase in deposits of $748,000. Management's plan is to take advantage of low rate FHLB advances and invest the proceeds in higher yielding investments and loan originations. The increase in deposits is attributed to an aggregate $1.0 million 36 month jumbo certificate issued to several credit unions, which was partially offset by withdrawals in smaller depositor accounts.

  Stockholders' equity was $7,092,000 as of September 30, 1999, compared to $7,128,000 as of December 31,1998, a decrease of $36,000. The decrease was principally due to a net unrealized loss on investments available for sale of $260,000, which was precipitated by an increase in interest rates that in turn, negatively impacted the market value of the Company's predominantly bond investment portfolio. The unrealized loss was substantially offset by net income for the period of $311,000.

RESULTS OF OPERATIONS

GENERAL

  Net income for the quarter ended September 30, 1999 was $101,000 as compared to $65,000 for the corresponding quarter in 1998. The increase in net income of $36,000 was primarily the result of increases in net interest income and was substantially off-set by increases in total non-interest expense and the provision for income taxes.

  Net income for the nine months ended September 30, 1999 was $311,000 as compared to $257,000 for the same period in 1998. The increase in net income of $54,000 was the result of increases in total interest income, predominantly interest and fees on loans, and a realized gain on the sale of available for sale securities during the current year. The increases were substantially offset by increases in interest expense on borrowings, total non-interest expense and the provision for income taxes.

INTEREST INCOME

  Total interest income for the quarter ended September 30, 1999 was $886,000 compared to $744,000 for the same quarter in the prior year, an increase of $142,000 or 19.09%. The increase was primarily due to an increase of $8,038,000 in the average balance of loans outstanding and an increase of $4,350,000 in average investment balances for the quarter ended September 30, 1999 over the prior year's respective quarter. The increases were partially offset by a decrease in both the weighted average yield and the average dollar amount of interest-bearing deposits and a decline in the weighted average yield on loans.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
   FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED


INTEREST INCOME - CONTINUED

  Total interest income for the nine months ended September
30, 1999 was $2,543,000 compared to $2,196,000 for the
corresponding period in the prior year, an increase of $347,000 or 15.80%. The increase was primarily due to an increase of $7,688,000 in the average dollar amount of loans outstanding and an increase of $3,292,000 in average dollar amount of investments outstanding for the nine months ended September 30, 1999 over the prior year's respective period. The increases were partially offset by decreases in the weighted average yield and the average dollar amount outstanding on interest-bearing deposits and a decline in the weighted average yield on loan balances, and mortgage backed security balances.

  The weighted average yield on interest-earning assets was 7.20% and 7.68% for the quarters ended September 30, 1999 and 1998, respectively. The weighted average yield on interest-earning assets was 7.19% and 7.77% for the nine month periods ended September 30, 1999 and 1998, respectively.

INTEREST EXPENSE

  Total interest expense for the three months ended
September 30, 1999 and 1998 was $501,000 and $447,000
respectively, an increase of $54,000 or 12.08%. The increase resulted primarily from increases in the average dollar amount of borrowings of $5,583,000. The increase was partially offset by a decrease of $1,343,000 in the average dollar amount of deposits compared to the prior year's quarter.

  Total interest expense for the nine months ended September
30, 1999 and 1998 was $1,392,000 and $1,295,000 respectively, an increase of $97,000 or 7.49%. The increase resulted primarily from increases in the average dollar amount of borrowings of $3,506,000. The increase was slightly offset by a decrease in the weighted average yields paid to 4.92% in the current year's period compared to 4.97% for the prior year's period.

PROVISION FOR LOAN LOSSES

  There were no provisions for loan losses for the three and nine month periods ended September 30, 1999 and 1998.
Management monitors and adjusts its loan loss reserves based upon its analysis of the loan portfolio. Reserves are increased by a charge to income, the amount of which depends upon an analysis of the changing risks inherent in the Company's loan portfolio and the relative status of the real estate market and the economy in general. The Company has historically experienced a limited amount of loan charge-offs and delinquencies. At September 30, 1999, management believes the allowance for loan losses is sufficient since the loans are adequately secured. The assessment of the adequacy of the allowance for loan losses involves subjective judgment regarding future events and there can be no assurance that additional provisions for loan losses will not be required in future periods.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF
   FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED


NON-INTEREST EXPENSE

     Total non-interest expense increased $23,000 to $223,000 for the quarter ended September 30, 1999 from $200,000 for
September 30, 1998.   The increase for the three month period
was the result of an increase in compensation and related expenses of $26,000 or 36.11%. The increase was the result of an increase in personnel, increases in insurance benefit expenses, employee stock ownership and deferred compensation expenses, and a decrease in payroll related deferred loan origination costs.

     Total non-interest expense increased $156,000 to $671,000 for the nine months ended September 30, 1999 from $515,000 for
September 30, 1998.   The increase for the period was the result
of increases in compensation and related expenses, occupancy and equipment expenses, professional expenses, and other expenses. The increase in compensation and related expenses of $83,000 or 37.73% was the result of an increase in personnel, increases in insurance benefit expenses, employee stock ownership expenses, and a decrease in payroll related deferred loan origination
costs.   Occupancy expense increased $27,000 or 45.00% as a
result of the opening of an administrative office in 1998. Professional fees increased $21,000 as a result of additional expenses incurred associated with publicly held companies.

  The Company expects the level of its non-interest expense to continue to increase in future periods as a result of expenses associated with the employee stock ownership plan that the Company implemented in connection with its stock conversion as well as other stock benefit plans that the Company intends to implement in the future.

INCOME TAXES

  The Company's income tax expense for the quarters ended September 30, 1999 and 1998 was $68,000 and $39,000, respectively, representing an increase of $29,000 or 74.36%. The increase was principally the result of an increase in pre-tax earnings and an increase in the effective tax rate for the quarter ended September 30, 1999 to 40.21% from 37.72% for the same period in 1998. The higher tax rate was primarily the result of a net operating loss of the holding company for which no income tax benefit has been recorded.

  The Company's income tax expense for the nine months ended September 30, 1999 and 1998 was $202,000 and $151,000, respectively, representing an increase of $51,000 or 33.77%. The increase was primarily the result of the increase in pre-tax income and an increase in the effective tax rate to 40.05% for the nine months ended September 30, 1999 compared to 36.98% for the same period in 1998. The higher tax rate was primarily the result of a net operating loss of the holding company for which no income tax benefit has been recorded.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF
  FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED


CUMULATIVE EFFECT OF ACCOUNTING CHANGE

  The Company early implemented SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" on January 1, 1999. In accordance with the pronouncement's provisions, the Company reclassified approximately $1,071,000 of mortgage backed securities from held to maturity to trading. On January 11, 1999 the Company sold the entire trading investment for $1,048,335 and realized a gain of $8,980, net of $5,956 tax.

YEAR 2000

  A great deal of information has been disseminated about the global computer problem that may occur in the year 2000 which would affect the speed and accuracy of the data processing service provider. During 1997, the Company adopted a Year 2000 Compliance Plan (the "Plan"). The objective of the Plan is to prepare the Company for the Year 2000 date change technology. The Company has now completed a thorough review of its internal systems as well as the efforts of its outside data processing service provider. The Company's Board of Directors monitors the progress of the Plan. The Company began testing its internal PC based applications beginning in February 1998. As of September 30, 1999, the Company has spent $22,000 on its Year 2000 project. The Company has replaced several outdated teller terminal units. The Company expects additional costs of $1,000, primarily for communication of the Company's Y2K readiness to customers. The greatest potential for problems, however, concerns the data processing provided by the Company's third party service bureau. The service bureau is providing the Company with quarterly updates of its compliance progress and has advised the Company that it expects to resolve this problem before the year 2000 and is well on its way to doing so. The Company completed testing with its third party data processing service bureau in July 1999. The Company developed a contingency plan to deal with the potential that if its service bureau is unable to bring its systems into compliance or the Company has failures in any other areas despite all of its preparations, the Company will be able to continue operating. There can be no assurance in this regard. It is possible that the Company could experience data processing delays, errors or failures, all of which could have a material adverse impact on the Company's financial condition and results of operations. However, the Company also will implement its contingency plan in the event of delays, errors or failures and expects to be able to continue operating by other means.

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

     ITEM 5.   OTHER INFORMATION

               None.

     ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits.  The following exhibit is filed herewith:

          Exhibit 27     Financial Data Schedule for the nine
                         months ended September 30, 1999

     (b)  Reports on 8-K. None.

                      SIGNATURES



     Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              NORTHFIELD BANCORP, INC.



Date: November 9, 1999       /s/ G. Ronald Jobson
                             ---------------------------
                             G. Ronald Jobson
                             President and Chief Executive
                             Officer
                             (Principal Executive Officer)


Date: November 9, 1999       /s/ John P. Sabol, Jr.
                             ---------------------------
                             John P. Sabol, Jr.
                             Vice President and Chief Financial
                             Officer
                             (Principal Accounting and Financial
                             Officer)