Form 10KSB40
period 1999-12-31
NORTHFIELD BANCORP INC
filed 2000-03-30
CIK 1057971

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                              --------------------
(Mark One)                         FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended December 31, 1999
                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ______________ to _______________

                          Commission File No. 0-25057
                                              -------

                            NORTHFIELD BANCORP, INC.
--------------------------------------------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

               Maryland                                   52-2098394
-----------------------------------------              ----------------
    (State or Other Jurisdiction                       (I.R.S. Employer
    of Incorporation or Organization)                  Identification No.)

 8005 Harford Road, Baltimore, Maryland                         21234
---------------------------------------               -------------------------
(Address of Principal Executive Offices)                      (Zip Code)


        Issuer's Telephone Number, Including Area Code:  (410) 665-7900
                                                         --------------

         Securities registered under Section 12(b) of the Exchange Act:
                                 Not Applicable

         Securities registered under Section 12(g) of the Exchange Act:
                    Common stock, par value, $.01 per share
                    ---------------------------------------

Check whether the issuer: (1) filed all reports required by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X        No ______
                                               ------

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

Registrant's revenues for the fiscal year ended December 31, 1999:  $3,516,029

As of March 14, 2000, the aggregate market value of the 475,442 shares of Common Stock of the registrant issued and outstanding held by non-affiliates on such date was approximately $6.1 million based on the closing sales price of $12.75 per share of the registrant's Common Stock on March 14, 2000 as reported on the OTC Electronic Bulletin Board. For purposes of this calculation, it is assumed that directors, executive officers and beneficial owners of more than 10% of the registrant's outstanding voting stock are affiliates.

Number of shares of Common Stock outstanding as of March 14, 2000:  475,442 shares

Transitional Small Business Disclosure Format   Yes ________     No    X
                                                                    -------

                      DOCUMENTS INCORPORATED BY REFERENCE

The following lists the documents incorporated by reference and the Part of the Form 10-KSB into which the document is incorporated:

1. Portions of the Annual Report to Stockholders for the fiscal year ended December 31, 1999. (Part II)
2. Portions of the Proxy Statement for the 2000 Annual Meeting of Stockholders. (Part III)

                                    PART I

Item 1.  Description of Business
--------------------------------

General

  The Company. Northfield Bancorp, Inc. (the "Company'), is a Maryland corporation organized at the direction of the Board of Directors of Northfield Federal Savings Bank ("us" or "we," etc., or the "Bank") in March 1998 to acquire all of the capital stock to be issued by the Bank in its conversion from mutual to stock form (the "Conversion"). The Conversion was completed on November 12, 1998, with the Company issuing 475,442 shares of its common stock, par value $0.01 per share (the "Common Stock") to the public, and the Bank issuing all of its issued and outstanding common stock to the Company. Prior to the Conversion, the Company did not engage in any material operations. The Company does not have any significant assets other than the capital stock of the Bank, cash and a note receivable from its ESOP. The Company's principal business is the business of the Bank. At December 31, 1999, the Company had total assets of $53.6 million, deposits of $36.6 million and stockholders' equity of $7.1 million.

  Northfield Federal Savings Bank. The Bank is a federal stock savings bank operating through two offices in Baltimore County, Maryland. The Bank was founded in 1923 as a federally chartered savings association with the name "Northfield Federal Savings." Upon completion of the Conversion, the Bank adopted the name "Northfield Federal Savings Bank." The Bank's deposits are insured up to applicable limits by the Federal Deposit Insurance Corporation ("FDIC") under the Savings Association Insurance Fund ("SAIF") and the Bank is a member of the Federal Home Loan Bank ("FHLB") of Atlanta.

  The Company's and Bank's executive offices are located at 8005 Harford Road, Baltimore, Maryland 21234 and the main telephone number is (410) 665-7900.

Market Area

We consider our primary market area to be Baltimore County, Maryland. In addition, we focus our lending efforts on Harford and Cecil Counties, Maryland. The principal sources of employment in Baltimore, Harford and Cecil Counties are the services, retail trade and manufacturing industries.

Financial Modernization Legislation

On November 12, 1999, President Clinton signed legislation which could have a far-reaching impact on the financial services industry. The Gramm-Leach- Bliley ("G-L-B") Act authorizes affiliations between banking, securities and insurance firms and authorizes bank holding companies and national banks to engage in a variety of new financial activities. Among the new activities that will be permitted to bank holding companies are securities and insurance brokerage, securities underwriting, insurance underwriting and merchant banking. The Board of Governors of the Federal Reserve System (the "Federal Reserve Board"), in consultation with the Secretary of the Treasury, may approve additional financial activities. The G-L-B Act, however, prohibits future acquisitions of existing unitary savings and loan holding companies, like the Company, by firms which are engaged in commercial activities and limits the permissible activities of unitary holding companies formed after May 4, 1999.

The G-L-B Act imposes new requirements on financial institutions with respect to customer privacy. The G-L-B Act generally prohibits disclosure of customer information to non-affiliated third parties unless the customer has been given the opportunity to object and has not objected to such disclosure. Financial institutions are further required to disclose their privacy policies to customers annually. Financial institutions, however, will be required to comply with state law if it is more protective of customer privacy than the G-L- B Act. The G-L-B Act directs the federal banking agencies, the National Credit Union Administration, the Secretary of the Treasury, the Securities and Exchange Commission and the Federal Trade Commission, after consultation with the National Association of Insurance Commissioners, to promulgate implementing regulations within six months of enactment. The privacy provisions will become effective six months thereafter.

     The G-L-B Act contains significant revisions to the FHLB System. The G-L-B Act imposes new capital requirements on the FHLBs and authorizes them to issue two classes of stock with differing dividend rates and redemption requirements. The G-L-B Act deletes the current requirement that the FHLBs annually contribute $300 million to pay interest on certain government obligations in favor of a 20% of net earnings formula. The G-L-B Act expands the permissible uses of FHLB advances by community financial institutions (under $500 million in assets) to include funding loans to small businesses, small farms and small agri-businesses. The G-L-B Act makes membership in the FHLB voluntary for federal savings associations.

     The G-L-B Act contains a variety of other provisions including a prohibition against ATM surcharges unless the customer has first been provided notice of the imposition and amount of the fee. The G-L-B Act reduces the frequency of Community Reinvestment Act examinations for smaller institutions and imposes certain reporting requirements on depository institutions that make payments to non-governmental entities in connection with the Community Reinvestment Act. The G-L-B Act eliminates the SAIF special reserve and authorizes a federal savings association that converts to a national or state bank charter to continue to use the term "federal" in its name and to retain any interstate branches.

     The Company is unable to predict the impact of the G-L-B Act on its operations at this time. Although the G-L-B Act reduces the range of companies with which the Company may affiliate, it may facilitate affiliations with companies in the financial services industry.

Lending Activities

     Most of our loans are construction/permanent loans on one- to four-family residences. We also make multi-family real estate mortgage loans as well as commercial real estate, home equity and savings account loans. We also purchase commercial leases from a local leasing company.

     The following table sets forth information concerning the types of loans held by us at the dates indicated.


                                                              At December 31,
                                                     ----------------------------------
                                                          1999               1998
                                                         -------            -------
                                                     Amount      %     Amount      %
                                                     -------  -------  -------  -------
                                                           (Dollars in thousands)
Real estate loans:
  One- to four-family residential mortgage loans...  $39,464   88.20%  $31,332   81.51%
  Land.............................................      173     .39       123     .32
  Construction loans...............................    2,208    4.93     3,664    9.53
  Commercial real estate loans.....................    1,961    4.38     2,478    6.45
Commercial and auto loans collateralized by lease
   finance receivables.............................      698    1.56       643    1.67

Consumer loans:
  Home equity lines of credit......................      134     .30       125     .33
  Loans secured by deposits........................      108     .24        73     .19
                                                     -------  ------   -------  ------
        Total loans................................   44,746  100.00%   38,438  100.00%
                                                              ======            ======
Add:
  Premiums.........................................       15                --

Less:
  Undisbursed portion of loans in process..........    1,402             2,223
  Deferred loan origination fees...................      320               316
 Allowance for losses..............................      183               197
                                                     -------           -------
       Loan portfolio, net.........................  $42,856           $35,702
                                                     =======           =======

          The following table sets forth the estimated maturity of our loan portfolio at December 31, 1999. The table does not include the effects of possible prepayments or scheduled repayments. All mortgage loans are shown as maturing based on the date of the last payment required by the loan agreement.

                                                             Due After
                                         Due Within          1 Through          Due After
                                       One Year After      5 Years After      5 Years After
                                      December 31, 1999  December 31, 1999  December 31, 1999   Total
                                      -----------------  -----------------  -----------------  -------
                                                               (In thousands)
Real estate loans:
  One- to four-family...............               $129             $  312            $39,023  $39,464
  Land..............................                 --                123                 50      173
  Commercial........................                 --                230              1,731    1,961
  Construction......................                 --                 --              2,208    2,208
Home equity.........................                134                 --                 --      134
Passbook............................                108                 --                 --      108
Commercial and auto  loans
   collateralized by lease finance
   receivables......................                 57                641                 --      698
                                                   ----             ------            -------  -------
     Total..........................               $428             $1,306            $43,012  $44,746
                                                   ====             ======            =======  =======


          The next table sets forth at December 31, 1999, the dollar amount of all loans due one year or more after December 31, 1999 which have predetermined interest rates and have floating or adjustable interest rates.

                                               Predetermined    Floating or
                                                   Rate       Adjustable Rates
                                               -------------  ----------------
                                                       (In thousands)
Real estate loans:
  One- to four-family........................        $39,335              $ --
  Construction...............................          2,208                --
  Commercial real estate.....................          1,704               257
  Land.......................................            173                --
Commercial and auto loans collateralized by
 lease finance receivables...................            641                --
                                                     -------            ------
   Total.....................................        $44,061              $257
                                                     =======            ======


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

          Commercial Real Estate Loans. Our commercial real estate loans are secured primarily by office buildings and multi-family residential investment properties. Some of our commercial real estate loans are participations with other financial institutions in our market area. Commercial real estate loans are made in amounts of up to 75% of the appraised value of the property. Our commercial real estate loans generally have variable rates with terms of five years and amortization schedules of up to 30 years. At December 31, 1999, the largest of our commercial real estate loans was a $809,000 loan participation, of which our interest totaled $304,000. This loan was secured by an office building.

          Commercial real estate lending, which accounted for approximately 4.38% of our loan portfolio at December 31, 1999, entails significant additional risks compared to single-family residential property lending. These loans typically involve large loan balances to single borrowers or groups of related borrowers. The repayment of these loans typically is dependent on the successful operation of the real estate project securing the loan. These risks can be significantly affected by supply and demand conditions in the market for office and retail space and may also be subject to adverse conditions in the economy. To minimize these risks, we generally limit this type of lending to our market area and to borrowers who are otherwise well known to us.

          Commercial and Automobile Leases. For over ten years, we have purchased commercial finance leases from a local leasing company. These leases are primarily on office equipment. We purchase the lease, but all servicing is conducted by the seller. The average length of the individual leases ranges from 3.5 to four years and the average size ranges from $1,500 to $5,000. At December 31, 1999, our portfolio of commercial leases totaled $144,000 or .32%, of total loans. Our portfolio includes both recourse and non-recourse purchases, but in accordance with OTS comments, we are purchasing on a recourse basis only.

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

          Since the program began, we have experienced losses of $17,000 in connection with these leases, all involving non-recourse purchases. As indicated above, we are purchasing on a recourse basis only.

          As of December 31, 1999, we invested $554,000 in automobile finance leases from another local company. These lease purchases, in which we participate with other local lenders, are structured in the same manner as the commercial finance leases discussed above. All of our purchases from the automobile leasing company are with full recourse. Automobile finance leases are subject to the same risk of default as direct automobile loans. These loans involve a higher risk of default than loans secured by one- to four-family residential loans because they are secured by automobiles, which are rapidly depreciable assets. The repossessed collateral for a defaulted automobile loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation, and the remaining deficiency may not warrant further substantial collection efforts against the borrower. In addition, automobile loan collections depend on the borrower's continuing financial stability, and thus are more likely to be adversely affected by job loss, illness or personal bankruptcy. The application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may also limit the amount which can be recovered on such loans.

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

          CRA Compliance. We are periodically examined by the OTS for our record of meeting the credit needs of our local communities pursuant to the Community Reinvestment Act ("CRA"). The OTS rates the performance of a savings institution under applicable CRA performance standards and assigns one of the following ratings: Outstanding, Satisfactory, Needs to Improve, or Substantial Non-Compliance. In our 1999 CRA evaluation, we received a "Satisfactory" CRA rating. We had a "Needs to Improve" CRA rating in 1998 and in response to this rating, we adopted a CRA action plan in 1998.

          In implementing our CRA action plan, we purchased ten loans totaling $864,000. The security property for all ten purchased loans is located in moderate-income census tracts in the Bank's assessment area. Seven of the loans totaling $641,000 are to low or moderate-income borrowers. For the reasons set forth in purchasing these loans, the Bank was assigned a CRA rating of "Satisfactory record of meeting community credit needs" in its 1999 CRA evaluation. See " -- Regulation -- Community Reinvestment Act."

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

          Loan Commitments. Written commitments are given to prospective borrowers on all approved real estate loans. Generally, the commitment requires acceptance within 10 days of the date of issuance. At December 31, 1999, commitments to cover originations of mortgage loans were $1.2 million. We believe that virtually all of our commitments will be funded.

          Loans to One Borrower. The maximum amount of loans which we may make to any one borrower may not exceed the greater of $747,000 or 15% of our unimpaired capital and unimpaired surplus. We may lend an additional 10% of our unimpaired capital and unimpaired surplus if the loan is fully secured by readily marketable collateral. Our loan-to-one borrower limit was approximately $747,000 at December 31, 1999. At December 31, 1999, our largest loan outstanding had a balance of $554,000.

Nonperforming and Problem Assets

          Loan Delinquencies. Generally when a mortgage loan becomes 30 days past due, a notice of nonpayment is sent to the borrower. Additional notices and letters from us are sent if the loan remains delinquent after 45, 60 and 75 days. If the loan continues in a delinquent status for 90 days past due and no repayment plan is in effect, a notice of right to cure default is sent to the borrower giving 30 additional days to bring the loan current before foreclosure is commenced. Our Board meets regularly to determine when foreclosure proceedings should be initiated. The customer will be notified when foreclosure is commenced. At December 31, 1999, our loans past due between 30 and 89 days totaled $316,000.

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

                                                                  At December 31,
                                                                 -----------------
                                                                   1999     1998
                                                                 --------  -------
                                                                  (In thousands)
Loans accounted for on a non-accrual basis:
  Real estate:
    One- to four-family........................................    $  --    $  --
    Commercial real estate.....................................       --       --
                                                                 -------   ------
       Total real estate loans.................................       --       --
  Commercial and auto loans collateralized by lease finance
          receivables..........................................       --       --
  Consumer loans:
    Loans secured by deposits..................................       --       --
    Home improvement...........................................       --       --
    Automobile.................................................       --       --
    Other consumer.............................................       --       --
                                                                 -------   ------
       Total...................................................       --       --
                                                                 -------   ------

Accruing loans delinquent 90 days or more:
  Real estate:
    One- to four-family........................................    $  --    $  --
    Commercial real estate.....................................        8      263
  Commercial and auto loans collateralized by lease finance
      receivables..............................................       --       33
  Consumer loans...............................................       --       --
   Loan secured by deposits....................................       --       --
   Home equity lines of credit.................................       --       --
   Automobile..................................................       --       --
   Other consumer..............................................       --       --
                                                                 -------   ------
       Total...................................................        8      296
                                                                 -------   ------
          Total nonperforming loans............................    $   8    $ 296
                                                                 =======   ======

Total non-performing loans as a percentage of total net loans..      .02%     .83%
                                                                 =======   ======
Total non-performing assets as a percentage of total assets....      .01%     .67%
                                                                 =======   ======

          We had a $90,000 loan which at December 31, 1999 was not classified as nonaccrual, 90 days past due or restructured, but where known information causes us to have serious concerns as to the ability of these borrowers to comply with their current loan terms.

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

          At December 31, 1999, $15,000 of our assets were classified as special mention, none of our assets were classified as doubtful and none of our assets were classified as substandard or loss.

          Foreclosed Real Estate. Real estate acquired by us as a result of foreclosure is recorded as "real estate owned" until such time as it is sold. When real estate owned is acquired, it is recorded at the lower of the unpaid principal balance of the related loan or its fair value less estimated disposal costs. Any write down of real estate owned is charged to operations. At December 31, 1999, we did not have any real estate owned.

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

          The following table sets forth an analysis of our allowance for loan losses for the periods indicated.


                                         Year Ended December 31,
                                         ------------------------
                                               1999       1998
                                             --------   -------
                                           (In thousands)

Balance at beginning of period............  $     197   $  216
Charge-offs:
------------
Real estate loans:
  One- to four-family.....................         --      (16)
  Commercial real estate..................         --       --
                                            ---------   ------
     Total real estate loans..............                 (16)

Commercial loans collateralized by lease
     finance receivables..................        (14)      (3)
                                            ---------   ------
                                                  (14)      (3)
                                            ---------   ------
Consumer loans:
   Loan secured by deposits...............         --       --
   Home equity line of credit.............         --       --
   Automobile.............................         --       --
   Other consumer.........................         --       --
                                            ---------   ------

Recoveries................................         --       --
                                            ---------   ------

Net recoveries (charge-offs)..............        (14)     (19)
                                            ---------   ------
Additions charged to operations...........         --       --
                                            ---------   ------
Balance at end of period..................  $     183   $  197
                                            =========   ======

Allowance for loan losses to total
  non-performing loans at end of period...   2,287.50%   66.55%
                                            =========   ======
Allowance for loan losses to net loans
  at end of period........................        .43%     .55%
                                            =========   ======
Net loans charge-offs.....................        (14)     (19)
                                            ---------   ------
Provision for loan losses.................         --       --
                                            ---------   ------
Ratio of net charge-offs to average
  loans outstanding during the period.....        .04%     .06%
                                            =========   ======

          The following table illustrates the allocation of the allowance for loan losses for each category of loan. The allocation of the allowance to each category is not necessarily indicative of future loss in any particular category and does not restrict our use of the allowance to absorb losses in other loan categories.


                                                              At December 31,
                                               ----------------------------------------------
                                                      1999                     1998
                                               ---------------------   ----------------------
                                                         Percent of              Percent of
                                                       Loans in Each           Loans in Each
                                                        Category to             Category to
                                               Amount   Total Loans    Amount   Total Loans
                                               ------  --------------  ------  --------------
                                                           (Dollars in thousands)
Real estate loans:
  One- to four-family........................    $ 80          88.20%   $  80          81.51%
  Construction...............................      --           4.93       --           9.53
  Land.......................................      --            .39       --            .32
  Commercial real estate loans...............      60           4.38       60           6.45
Commercial and auto loans collateralized by
   lease finance receivables.................      43           1.56       57           1.67
Consumer loans...............................      --            .54       --            .52
                                                 ----         ------    -----         ------
    Total allowance for loan losses..........    $183         100.00%   $ 197         100.00%
                                                 ====         ======    =====         ======


Investment Activities

    Investment Securities. We are required under federal regulations to maintain a minimum amount of liquid assets which may be invested in specified short-term securities and certain other investments. For additional information, see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" in the Annual Report to Stockholders for the year ended December 31, 1999 (the "Annual Report"), which is filed as Exhibit 13 to this report. The level of liquid assets varies depending upon several factors, including: (i) the yields on investment alternatives, (ii) our judgment as to the attractiveness of the yields then available in relation to other opportunities, (iii) expectation of future yield levels, and (iv) our projections as to the short-term demand for funds to be used in loan origination and other activities. We classify our investment securities as "held to maturity", "available-for-sale" or "trading" in accordance with SFAS No. 115. At December 31, 1999, our investment portfolio policy allowed investments in instruments such as: (i) U.S. Treasury obligations, (ii) U.S. federal agency or federally sponsored agency obligations,
(iii) mortgage-backed securities, (iv) certificates of deposit, (v) federal funds, including FHLB overnight and term deposits, (vi) A-rated state and local municipal bonds, and (vii) A-rated corporate bonds.

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

     We have also in the past made investments in real estate mortgage investment conduits ("REMICs"). REMICs are securities derived by reallocating the cash flows from mortgage-backed securities or pools of mortgage loans in order to create multiple classes, or tranches, of securities with coupon rates and average lives that differ from the underlying collateral as a whole. At December 31, 1998 and December 31, 1999, we had no investments in REMICs.

          The following table sets forth the carrying (i.e., amortized cost) value of our investment securities and mortgage-backed securities, at the dates indicated.



                                             At December 31,
                                             ---------------
                                              1999     1998
                                             -------  ------
                                              (In thousands)
Held to Maturity:
 Interest-bearing deposits in other banks..   $1,039  $4,834
 Other investments.........................       --     799
 Mortgage-backed securities................      524   2,123
 Federal Home Loan Bank of Atlanta stock...      445     273
                                              ------  ------
  Total....................................   $2,008  $8,029
                                              ======  ======

Available for Sale:
 Other investments.........................   $4,874  $   --
 Mortgage-backed securities................    2,551      --
                                              ------  ------
  Total....................................   $7,425  $   --
                                              ======  ======


  The following table sets forth the scheduled maturities, carrying values, market values and average yields for our investment portfolio at December 31, 1999.

                               One Year or Less     One to Five Years     Five to Ten Years  More than Ten Years
                             --------------------  -------------------- -------------------- -------------------
                                        Weighted             Weighted             Weighted             Weighted
                             Carrying    Average   Carrying   Average   Carrying   Average   Carrying   Average
                               Value      Yield     Value      Yield     Value      Yield     Value      Yield
                             ---------  ---------  --------  ---------  --------  ---------  --------  ---------
                                                                          (Dollars in thousands)
Securities held to
 maturity:
  Interest-bearing deposits    $  660       6.72%      $379      5.94%      $ --        --%    $   --        --%
  Mortgage-backed
   securities..............        --         --         --        --         --        --        524      5.55
  FHLB stock...............       445       7.25         --        --         --        --         --        --
                             --------              --------             --------               ------
       Total...............    $1,105%        --%      $379      5.94%      $ --        --%    $  524      5.55%
                             ========              ========             ========               ======

Securities Available for
 Sale
  Other investments........    $   --         --%      $ --        --%      $369      5.08%    $4,505      7.43%
  Mortgage-backed
   securities..............        --         --         --        --         95      6.48      2,456      6.35
                             --------              --------             --------               ------
       Total...............    $   --         --%      $ --        --%      $464      5.37%    $6,961      7.05%
                             ========              ========             ========               ======

                               Total Investment Portfolio
                              ----------------------------
                                                 Weighted
                               Carrying  Market   Average
                                Value    Value     Yield
                               --------  ------  ---------
Securities held to
 maturity:
  Interest-bearing deposits      $1,039  $1,039      6.44%
  Mortgage-backed
   securities..............         524     469      5.55
  FHLB stock...............         445     445      7.75
                                 ------  ------
       Total...............      $2,008  $1,953      6.50%
                                 ======  ======

Securities Available for
 Sale
  Other investments........      $4,874  $4,874      7.25%
  Mortgage-backed
   securities..............       2,551   2,551      6.35
                                 ------  ------
       Total...............      $7,425  $7,425      6.94%
                                 ======  ======



Sources of Funds

     Deposits and FHLB borrowings are our major external source of funds for lending and other investment purposes. Funds are also derived from the receipt of payments on loans and prepayment of loans and, to a much lesser extent, maturities of investment securities and mortgage-backed securities, borrowings and operations. Scheduled loan principal repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are significantly influenced by general interest rates and market conditions.

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

          The following table sets forth information about our average deposit balances and interest rates during the periods indicated.

                                 Year Ended December 31,
                           ------------------------------------
                                1999                1998
                           -----------------  -----------------
                           Average  Average   Average  Average
                           Balance    Rate    Balance    Rate
                           -------  --------  -------  --------
                                  (Dollars in thousands)

Now accounts.............  $ 2,554     1.64%  $ 1,870     3.08%
Money market deposits....    8,129     3.36     8,571     3.76
Passbook savings.........    2,822     2.71     3,243     2.88
Certificates of deposit..   22,950     5.70    21,380     5.97
                           -------            -------
      Total..............  $36,455     4.66   $35,064     4.99
                           =======            =======

          The following table indicates the amount of our certificates of deposit of $100,000 or more by time remaining until maturity as of December 31, 1999.


                                                 Certificates
               Maturity Period                    of Deposit
               ---------------                   --------------
                                                 (In thousands)

                Three months or less...........         $  550
                Over three through six months..            318
                Over six through 12 months.....            626
                Over 12 months.................          2,196
                                                        ------
                  Total........................         $3,690
                                                        ======


          Borrowings. Advances (borrowings), which includes a $3.0 million long-term, fixed-rate advance and $5.9 million short-term advances, may be obtained from the FHLB of Atlanta to supplement our supply of lendable funds. Advances from the FHLB of Atlanta are typically secured by a pledge of our stock in the FHLB of Atlanta, a portion of our first mortgage loans and other assets. Each FHLB credit program has its own interest rate, which may be fixed or adjustable, and range of maturities.


                                                            At or for the
                                                              Year Ended
                                                               December 31,
                                                        -----------------------
                                                              1999        1998
                                                        ----------------  -----
                                                        (Dollars in thousands)
          Amounts outstanding at end of period:
            FHLB advances.............................      $5,900        $  --
            Other short-term borrowings...............          --           --
          Weighted average rate paid on:
            Other short-term borrowings...............          --           --
          FHLB advances...............................        4.79%          --

          Maximum amount of borrowings outstanding
            at any month end:
            FHLB advances.............................      $5,900        $  --
            Other short-term borrowings...............          --           --
          Approximate average short-term borrowings
            outstanding with respect to:
            FHLB advances.............................      $2,471        $  --
            Other short-term borrowings...............          --           --
          Approximate weighted average rate paid on:
            Other short-term borrowings...............          --           --
            FHLB advances.............................        4.95%          --

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

     Insurance of Deposit Accounts. The FDIC maintains two separate funds for the insurance of deposits up to prescribed statutory limits. The Bank Insurance Fund ("BIF") insures the deposits of commercial banks and the SAIF insures the deposits of savings institutions. We are a member of the SAIF. The FDIC is authorized to establish separate annual assessment rates for deposit insurance for members of the BIF and the SAIF. We are required to pay assessments based on a percent of our insured deposits to the FDIC for insurance of our deposits by the SAIF. The FDIC is required to set semi-annual assessments for SAIF-insured institutions at a rate determined by the FDIC to be necessary to maintain the designated reserve ratio of the SAIF at 1.25% of estimated insured deposits or at a higher percentage of insured deposits that the FDIC determines to be justified for that year by circumstances raising a significant risk of substantial future losses to the SAIF.

     The assessment rate for an insured depository institution is determined by the assessment risk classification assigned to the institution by the FDIC based on the institution's capital level and supervisory evaluations. Based on the data reported to regulators for date closest to the last day of the seventh month preceding the semi-annual assessment period, institutions are assigned to one of three capital groups -- well capitalized, adequately capitalized or undercapitalized -- using the same percentage criteria as in the prompt corrective action regulations. Within each capital group, institutions are assigned to one of three subgroups on the basis of supervisory evaluations by the institution's primary supervisory authority and such other information as the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance fund.

     The FDIC's current assessment schedule for SAIF deposit insurance sets the assessment rate for well-capitalized institutions with the highest supervisory ratings at zero and institutions in the worst risk assessment classification are assessed at the rate of 0.27% of insured deposits. In addition, FDIC-insured institutions are required to pay assessments to the FDIC to help fund interest payments on certain bonds issued by the Financing Corporation ("FICO"), an agency of the federal government established to finance takeovers of insolvent thrifts. Until December 31, 1999, SAIF-insured institutions were required to pay FICO assessments at five times the rate at which Bank Insurance Fund ("BIF") members were assessed. After December 31, 1999, both BIF and SAIF members will be assessed at the same rate for FICO payments.

     Regulatory Capital Requirements. OTS capital regulations require savings institutions to meet three capital standards: (i) tangible capital equal to at least 1.5 % of total adjusted assets, (ii) core capital equal to at least 4% (3% if the institution has received the highest rating on its most recent examination) of total adjusted assets, and (iii) risk-based capital equal to at least 8% of total risk-weighted assets. In addition, the OTS may require that a savings institution that has a risk-based capital ratio less than 8%, a ratio of Tier 1 capital to risk-weighted assets of less than 4% or a ratio of Tier 1 capital to adjusted total assets of less than 4% (3% if the institution has received the highest rating on its most recent examination) take certain actions
to increase its capital ratios.   If the institution's capital is significantly
below the minimum required levels or if it is unsuccessful in increasing its capital ratios, the OTS may significantly restrict its activities.

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

     Risk-based capital equals the sum of core capital plus supplementary capital. The components of supplementary capital include, among other items, cumulative perpetual preferred stock, perpetual subordinated debt, mandatory convertible subordinated debt, intermediate-term preferred stock, the portion of the allowance for loan losses not designated for specific loan losses and up to 45% of unrealized gains on equity securities. Overall, supplementary capital is limited to 100% of core capital. A savings institution must calculate its risk-weighted assets by multiplying each asset and off-balance sheet item by various risk factors as determined by the OTS, which range from 0% for cash to 100% for delinquent loans, property acquired through foreclosure, commercial loans, and other assets. At December 31, 1999, we were in compliance with all regulatory capital requirements as is shown on the table below.


                                                         Percent
                                             Amount     of Assets
                                            ---------  ------------
                                            (Dollars in thousands)
          Tangible capital................     $5,300         9.83%
          Tangible capital requirement....        808         1.50
                                               ------        -----
            Excess........................     $4,492         8.33%
                                               ======        =====

          Core capital....................     $5,300         9.83%
          Core capital requirement........      2,156         4.00
                                               ------        -----
            Excess........................     $3,144         5.83%
                                               ======        =====

          Risk-based capital..............     $5,483        19.20%
          Risk-based capital requirement..      2,284         8.00
                                               ------        -----
            Excess........................     $3,199        11.20%
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

     At December 31, 1999, we were "well-capitalized" under applicable regulations.

     Dividend and Other Capital Distribution Limitations. Under OTS regulations, we are not permitted to pay dividends on our capital stock if our regulatory capital would thereby be reduced below the amount then required for the liquidation account established for the benefit of certain of our depositors at the time of our conversion to stock form.

     Savings associations must submit notice to the OTS prior to making a capital distribution (including cash dividends, stock repurchases and amounts paid to stockholders of another institution in a cash merger) if (a) they would not be well capitalized after the distribution, (b) the distribution would result in the retirement of any of the association's common or preferred stock or debt counted as its regulatory capital, or (c) the association is a subsidiary of a holding company. A savings association must make application to the OTS to pay a capital distribution if (x) the association would not be adequately capitalized following the distribution, (y) the association's total distributions for the calendar year exceeds the association's net income for the calendar year to date plus its net income (less distributions) for the preceding two years, or (z) the distribution would otherwise violate applicable law or regulation or an agreement with or condition imposed by the OTS.

     At December 31, 1999, we had an aggregate total of approximately $1.7 million that was available for distribution to the Company as dividends or other capital distributions without application to the OTS under the foregoing regulations.

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

     If we satisfy the test, we will continue to enjoy full borrowing privileges from the FHLB of Atlanta. If a savings institution does not satisfy the test, the institution must either convert to a bank charter or comply with the following restrictions on its operations: (i) the institution may not engage in any new activity or make any new investment, directly or indirectly, unless such activity or investment is permissible for a national bank; (ii) the branching powers of the institution are restricted to those of a national bank; and (iii) payment of dividends by the institution will be subject to the rules regarding payment of dividends by a national bank. Upon the expiration of three years from the date the institution ceases to be a Qualified Thrift Lender, it must cease any activity, and not retain any investment unless the activity or investment is permissible for a national bank and a savings association.

     Compliance with the Qualified Thrift Lender test is determined on a monthly basis in nine out of every 12 months. As of December 31, 1999, we were in compliance with our Qualified Thrift Lender requirement with approximately 91% of our assets invested in Qualified Thrift Investments, as currently defined.

     Community Reinvestment Act. In enacting the CRA, the Congress required each federal banking regulatory agency to assess an institution's record of helping to meet the credit needs of the local communities in which the institution is chartered, consistent with the safe and sound operation of the institution, and to take this record into account in the agency's evaluation of an application for a deposit facility by the institution. OTS regulations provide that the OTS will take into account the record of performance under the CRA for, among other things, the following applications: (i) the establishment of branches or other deposit-accepting facilities of a savings institution; (ii) the relocation of a main office or branch of a savings institution; (iii) the merger or consolidation of a savings institution with another depository institution; or (iv) acquisition by a thrift holding company of a savings institution. A savings institution's record of CRA performance may be the basis for denying or conditioning approval of any of these types of applications. The OTS rates the performance of a savings institution under the applicable CRA performance standards and assigns one of the following ratings: Outstanding, Satisfactory, Needs to Improve, or Substantial NonCompliance. In our 1999 CRA evaluation, we received a rating of "Satisfactory." See "Management's Discussion and Analysis and Results of Operations -- CRA Compliance" in the Annual Report.

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

     Liquidity Requirements. All savings institutions are required to maintain an average daily balance of liquid assets equal to a certain percentage of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. The liquidity requirement may vary from time to time (between 4% and 10%) depending upon economic conditions and savings flows of all savings institutions. At December 31, 1999, our required liquid asset ratio was 4% and our actual ratio was 17.58%. Monetary penalties may be imposed upon institution for violations of liquidity requirements.

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

     As a member, we are required to purchase and maintain stock in the FHLB of Atlanta in an amount equal to at least 1% of our aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year, or 1/20 of our advances from the FHLB of Atlanta, whichever is greater. At December 31, 1999, we had $445,000 in FHLB stock, at cost, which was in compliance with this requirement.

     Federal Reserve System. The Federal Reserve System requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts) and non-personal time deposits. The balances maintained to meet the reserve requirements imposed by the Federal Reserve System may be used to satisfy the liquidity requirements that are imposed by the OTS. At December 31, 1999, our reserve met the minimum level required by the Federal Reserve System.

Regulation of the Company

     General. The Company is registered as a savings and loan holding company and files reports with the OTS and is subject to regulation and examination by the OTS. In addition, the OTS will have enforcement authority over the Company and any non-savings institution subsidiaries. This will permit the OTS to restrict or prohibit activities that it determines to be a serious risk to us. This regulation is intended primarily for the protection of our depositors and not for the benefit of stockholders of the Company. The Company is also required to file certain reports with, and comply with the rules and regulations of the Securities and Exchange Commission under the federal securities laws.

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

     In August 1996, the Code was revised to equalize the taxation of savings institutions and banks. Savings institutions, such as us, no longer have a choice between the percentage of taxable income method and the experience method in determining additions to bad debt reserves. Thrifts with $500 million of assets or less may still use the experience method, which is generally available to small banks currently. Larger thrifts may only take a tax deduction when a loan is actually charged off. Any reserve amounts added after 1987 will be taxed over a six year period beginning in 1996; however, bad debt reserves set aside through 1987 are generally not taxed. A savings institution may delay recapturing into income its post-1987 bad debt reserves for an additional two years if it meets a residential-lending test. This law is not expected to have a material impact on us. At December 31, 1999, we had $577,000 of post-1987 bad debt reserves.

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

Item 2.  Description of Property
--------------------------------

     The following table sets forth certain information regarding the Bank's offices and other material property.


                                                  Book Value                        Deposits
                            Year    Owned or   at December 31,    Approximate    at December 31,
                           Opened    Leased        1999 (1)      Square Footage       1999
                           ------  ----------  ----------------  --------------  ---------------
                                                (Deposits in thousands)

Main Office:
1844 E. Joppa Road           1983   Leased (2)        $ 13,486            3,150          $20,169
Baltimore, Maryland

Branch Office:
8705 Harford Road
Baltimore, Maryland          1923    Owned              26,591              750           16,434

Executive Offices:
8005 Harford Road
Baltimore, Maryland          1998   Leased (3)          57,075            2,915               --
-------------------------

(1)  Cost less accumulated depreciation and amortization.
(2)  Lease has been renewed through 03/31/03.
(3)  Lease commenced March 10, 1998 and will expire on June 10, 2000.

     The book value of the Bank's investment in premises and equipment totaled $97,153 at December 31, 1999.

Personnel

     At December 31, 1999, we had ten full-time employees and one part-time employee. None of our employees are represented by a collective bargaining group. We believe that our relationship with our employees is good.

Executive Officers Who Are Not Directors

     The following table sets forth information regarding the executive officers of the Company who do not serve on the Board of Directors.


                      Age at
                    December 31,
Name                   1999                 Title
----                   ----                 -----
Anthony B. Quigley      62      Vice President
John P. Sabol, Jr.      34      Vice President, Chief Financial Officer and Treasurer


          Anthony B. Quigley has been employed by us since 1984 and currently serves as the Company's Vice President and the Bank's Vice President, Security Officer, Savings Compliance Officer and Operations Officer. He is a member of the Glen Burnie Park Improvement Association and the Holy Trinity Roman Catholic Church.

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

Item 3. Legal Proceedings.
-------------------------

          The Bank is, from time to time, a party to legal proceedings arising in the ordinary course of the Bank's business, including legal proceedings to enforce the Bank's rights against borrowers. At December 31, 1999, there were no legal proceedings to which the Company or the Bank was a party, or to which any of their property was subject, which were expected by management to result in material loss to the Company or the Bank.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

          There were no matters submitted to a vote of the security holders during the fourth quarter of the fiscal year ended December 31, 1999.

                                    PART II

Item 5.  Market for Common Equity and Related Stockholder Matters
-----------------------------------------------------------------

          The information contained under the sections captioned "Market and Dividend Information" in the Annual Report, filed as Exhibit 13 hereto, is incorporated herein by reference.

Item 6.  Management's Discussion and Analysis or Plan of Operation
------------------------------------------------------------------

          The information contained in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report is incorporated herein by reference.

Item 7.  Financial Statements
-----------------------------

          The Consolidated Financial Statements, Notes to Consolidated Financial Statements and Independent Auditors' Report in the Annual Report are incorporated herein by reference.

Item 8.  Changes in and Disagreements With Accountants on Accounting and
------------------------------------------------------------------------
         Financial Disclosure
         --------------------

         Not applicable.


                                    PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
         -------------------------------------------------------------
         Compliance with Section 16(a) of the Exchange Act
         -------------------------------------------------

          For information concerning the directors of the Company, the information contained under the section captioned "Proposal I -- Election of Directors" in the Company's definitive Proxy Statement for the Company's 2000 Annual Meeting of Stockholders (the "Proxy Statement") is incorporated herein by reference. For information concerning the executive officers of the Company, see "Item 1. Business -- Executive Officers Who Are Not Directors" under Part I of this report, which is incorporated herein by reference.

          For information regarding compliance with Section 16(a) of the Exchange Act, as required by Section 405 of Regulation S-B, reference is made to the section captioned in the Proxy Statement entitled "Section 16(a) Beneficial Ownership Reporting Compliance," which is incorporated herein by reference.

Item 10.  Executive Compensation
--------------------------------

          The information contained under the sections captioned "Executive Compensation -- Summary Compensation Table", "Directors' Compensation" and "Executive Compensation -- Employment Agreement" in the Proxy Statement is incorporated herein by reference.

Item 11.  Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------

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

Item 12.  Certain Relationships and Related Transactions
--------------------------------------------------------

     The information required by this item is incorporated herein by reference to the section captioned "Transactions with Management" in the Proxy Statement.

Item 13.  Exhibits, Lists and Reports on Form 8-K.
-------------------------------------------------

     (a)  List of Documents Filed as Part of this Report
          ----------------------------------------------

     (1) a. Financial Statements. The following financial statements are incorporated by reference from Item 7 (see Exhibit 13 hereto):

          Independent Auditor's Report

          Consolidated Statements of Financial Condition as of December 31, 1999 and 1998

          Consolidated Statements of Operations for the Years Ended December 31, 1999 and 1998

          Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 1999 and 1998

          Consolidated Statements of Cash Flows for the Years Ended December 31, 1999 and 1998

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

     (2) Exhibits. The following is a list of exhibits filed as part of this Annual Report on Form 10-KSB and is also the Exhibit Index.



       No.  Description
       ---  -----------
       3.1  Articles of Incorporation of Northfield Bancorp, Inc.                           *
       3.2  Bylaws of Northfield Bancorp, Inc.                                              *
         4  Form of Common Stock Certificate of Northfield Bancorp, Inc.                    **
      10.1  Northfield Bancorp, Inc. 199__ Stock Option and Incentive Plan                  *+
      10.2  Northfield Bancorp, Inc. Management Recognition Plan                            *+
      10.3  Northfield Federal Savings Deferred Compensation Plan                           *+
      10.4  Employment Agreement between Northfield Federal Savings and G. Ronald Jobson    *+
        13  Portions of the Annual Report to Stockholders
        27  Financial Data Schedule

-------------------------
(*) Incorporated herein by reference from Registration Statement on Form SB-2 filed (File No. 333-48615).
(**) Incorporated herein by reference from Registration Statement on Form 8-A filed November 12, 1998 (File No. 0-25057).

(+)       Management contract or compensatory plan or arrangement.

          (b) Reports on Form 8-K. There were no Current Reports on Form 8-K
              -------------------
filed by the Company during the fourth quarter of the fiscal year ended December 31, 1999.

                                   SIGNATURES

  In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     NORTHFIELD BANCORP, INC.

March 27, 2000                       By: /s/ G. Ronald Jobson
                                         ------------------------------------
                                         G. Ronald Jobson
                                         President and Chief Executive Officer
                                         (Duly Authorized Representative)

          In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ G. Ronald Jobson                                        March 27, 2000
-----------------------------------
G. Ronald Jobson
President, Chief Executive Officer and Director
(Principal Executive Officer)


/s/ John P. Sabol, Jr.                                      March 27, 2000
-----------------------------------
John P. Sabol, Jr.
Vice President, Chief Financial Officer and Treasurer
(Principal Accounting and Financial Officer)


/s/ Gary R. Bozel                                           March 27, 2000
-----------------------------------
Gary R. Bozel
Chairman of the Board


/s/ J. Thomas Hoffman                                       March 27, 2000
-----------------------------------
J. Thomas Hoffman
Director


/s/ E. Thomas Lawrence, Jr.                                 March 27, 2000
-----------------------------------
E. Thomas Lawrence, Jr.
Director



-----------------------------------
David G. Rittenhouse
Director


/s/ William R. Rush                                         March 27, 2000
-----------------------------------
William R. Rush
Director