Form 10QSB
period 2000-03-31
NORTHFIELD BANCORP INC
filed 2000-05-15
CIK 1057971

        U.S. SECURITIES AND EXCHANGE COMMISSION
                Washington, D.C.  20549


                      FORM 10-QSB

(Mark One)

[X]  Quarterly Report under Section 13 or 15(d) of the
     Securities Exchange Act of 1934

     For the quarterly period ended March 31, 2000

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

     As of May 15, 2000, the issuer had 475,442 shares of Common
Stock issued and outstanding.

                       CONTENTS

                                                           PAGE
                                                           ----
PART I.  FINANCIAL INFORMATION
         ---------------------

Item 1.  Financial Statements

         Consolidated Statements of Financial Condition
            as of March 31, 2000 (unaudited) and
            December 31, 1999 . . . . . . . . . . . . . . . .2

        Consolidated Statements of Operations for the
            Three Months Ended March 31, 2000
            and 1999 (unaudited). . . . . . . . . . . . . . .3

        Consolidated Statements of Comprehensive Income
            for the Three Months Ended March 31, 2000
            and 1999 (unaudited). . . . . . . . . . . . . . .4

        Consolidated Statements of Cash Flows for the
            Three Months Ended March 31, 2000 and 1999
            (unaudited) . . . . . . . . . . . . . . . . . . .5

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

Item 5.  Other Information. . . . . . . . . . . . . . . . . .12

Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . .12


SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . .13

                NORTHFIELD BANCORP, INC.
                ------------------------
                     AND SUBSIDIARY
                     --------------
                  Baltimore, Maryland
                  -------------------

    CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
    ----------------------------------------------

                                                        March 31,     December 31,
                                                          2000           1999
                                                       ------------   -----------
                                                      (Unaudited)
       Assets
       ------
Cash                                                  $   184,281     $   620,282
Interest bearing deposits in other banks                  752,207       1,038,521
Investments available for sale                          4,880,874       4,873,550
Mortgage backed securities available for sale           2,432,660       2,551,277
Mortgage backed securities held to maturity               518,255         524,188
Loans receivable, net                                  44,326,571      42,856,212
Accrued interest receivable - loans                       189,540         171,294
                            - investments                  94,447          65,508
                            - mortgage backed
                                securities                 15,630          16,086
Premises and equipment, at cost, less accumulated
 depreciation                                              89,869          97,153
Federal Home Loan Bank of Atlanta stock at cost           475,000         445,000
Deferred income taxes                                     303,229         286,708
Prepaid and refundable income taxes                             -             410
Prepaid expenses and other assets                          38,764          33,886
                                                      -----------     -----------
Total assets                                          $54,301,327     $53,580,075
                                                      ===========     ===========
       Liabilities and Stockholders' Equity
       ------------------------------------
Liabilities
-----------
   Deposit accounts                                   $36,413,396     $36,602,858
   Borrowings                                           9,500,000       8,900,000
   Advance payments by borrowers for expenses             717,521         553,961
   Income taxes payable                                    35,793          11,237
   Other liabilities                                      508,826         439,377
                                                      -----------     -----------
Total liabilities                                      47,175,536      46,507,433

Commitments and contingencies

Stockholders' Equity
--------------------
   Serial Preferred stock $.01 par value;
     authorized 2,000,000 shares; none issued
     or outstanding
   Common stock $.01 par value; authorized
     8,000,000 shares; issued and outstanding
     475,442 shares at March 31, 2000
     and December 31, 1999                                  4,754           4,754
   Additional paid-in capital                           4,353,036       4,351,177
   Retained earnings (substantially restricted)         3,523,158       3,491,960
                                                      -----------     -----------
                                                        7,880,948       7,847,891
   Accumulated other comprehensive income                (305,502)       (318,280)
   Stock held by Rabbi Trust                             (134,650)       (134,650)
   Employee Stock Ownership Plan                         (315,005)       (322,319)
                                                      -----------     -----------
Total stockholders' equity                              7,125,791       7,072,642
                                                      -----------     -----------

Total liabilities and stockholders' equity            $54,301,327     $53,580,075
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

                      NORTHFIELD BANCORP, INC.
                      ------------------------
                           AND SUBSIDIARY
                           --------------
                         Baltimore, Maryland
                         -------------------

           CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
           -------------------------------------------------

                                                        Three Months Ended
                                                             March 31,
                                                     ----------------------
                                                        2000        1999
                                                        ----        ----
Income
------
   Interest and fees on loans                         $801,269    $725,509
   Interest on investments                             109,260      61,187
   Interest on mortgage backed securities               45,115      32,198
                                                      --------    --------
Total interest income                                  955,644     818,894

Interest Expense
----------------
   Interest on deposits                                428,143     419,303
   Interest on short-term borrowings                    91,278      10,289
   Interest on long-term borrowings                     39,888           -
                                                      --------    --------
Total interest expense                                 559,309     429,592
                                                      --------    --------

Net interest income                                    396,335     389,302
Provision for losses on loans                                -           -
                                                      --------    --------
Net interest income after provision for
  losses on loans                                      396,335     389,302


Non-Interest Income
-------------------
   Fees on loans                                         1,489       2,400
   Fees on deposits                                      3,606       4,218
   All other income                                      1,980       2,104
                                                      --------    --------
Net non-interest income                                  7,075       8,722

Non-Interest Expenses
---------------------
   Compensation and related expenses                   182,199      92,178
   Occupancy                                            28,489      26,599
   Deposit insurance                                     2,095       5,555
   Service bureau expense                               17,334      20,026
   Furniture, fixtures and equipment expense             7,245       6,143
   Advertising                                           9,144       7,276
   Professional fees                                    49,648      13,617
   Other                                                51,731      37,163
                                                      --------    --------
Total non-interest expenses                            347,885     208,557
                                                      --------    --------

Income before tax provision and cumulative effect
 of accounting change                                   55,525     189,467
Provision for income tax                                24,327      72,456
                                                      --------    --------

Income before cumulative effect of accounting
  change                                                31,198     117,011
Cumulative effect of accounting change, net of tax           -       8,980
                                                      --------    --------
Net income                                            $ 31,198    $125,991
                                                      ========    ========
Basic earnings per share                              $    .07    $    .30
                                                      ========    ========
Diluted earnings per share                            $    .07    $    .29
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

                      NORTHFIELD BANCORP, INC.
                      -----------------------
                           AND SUBSIDIARY
                           --------------
                         Baltimore, Maryland
                         -------------------

     CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
     -----------------------------------------------------------

                                                        Three Months Ended
                                                             March 31,
                                                     ----------------------
                                                        2000        1999
                                                        ----        ----
Net income                                            $ 31,198    $125,991

Cumulative effect of change in accounting
 principle, net of taxes of $513                             -        (815)

Unrealized gain (losses) on available for sale
 securities, net of tax of $7,227 March 31, 2000
 and $18,271 March 31, 1999                             12,778     (29,038)
                                                      --------    --------
Comprehensive income                                  $ 43,976    $ 96,138
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

                      NORTHFIELD BANCORP, INC.
                      -----------------------
                           AND SUBSIDIARY
                           --------------
                         Baltimore, Maryland
                         -------------------

          CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
          -------------------------------------------------

                                                            Three Months Ended
                                                                March 31,
                                                      ---------------------------
                                                          2000           1999
                                                          ----            ----
Operating Activities
--------------------
  Net income                                          $     31,198  $     125,991
  Adjustments to Reconcile Net Income to
   Net Cash Provided by Operating Activities
   -----------------------------------------
    Net amortization of premiums and accretion of
     discounts on certificates of deposit                       23             24
    Gain on sale of mortgage backed securities
      trading                                                    -        (14,936)
    Proceeds from sale of mortgage backed securities
     trading                                                     -      1,048,335
    Net amortization of premiums and accretion of
     discounts on mortgage backed and investment
     securities                                              2,741          2,708
    Amortization of premiums on mortgage loans
     purchased                                                 158            123
    Loan fees deferred                                       5,232         13,039
    Amortization of deferred loan fees                      (5,507)       (28,238)
    Non-cash compensation under Stock-Based
     Benefit Plans                                           9,174          7,456
    Increase in accrued interest                           (46,729)       (29,946)
    Provision for depreciation                              11,431         10,899
    (Increase) decrease in deferred income taxes           (23,748)        11,835
    Decrease in prepaid and refundable income taxes            410              -
    Increase in prepaid expenses and other assets           (4,878)       (13,643)
    Increase in accrued interest payable                     1,664          3,499
    Increase in income taxes payable                        24,556         38,577
    Increase in other liabilities                           69,449          4,494
                                                       -----------    -----------
       Net cash provided by operating activities            75,174      1,180,217

Cash Flows from Investing Activities
------------------------------------
  Proceeds from maturing certificates of deposit            99,000        349,000
  Purchases of certificates of deposit                     (96,000)       (95,000)
  Purchase of securities available for sale                      -     (1,697,594)
  Purchase of mortgage backed securities available
    for sale                                                     -     (1,521,844)
  Purchases of mortgage backed securities held to
    maturity                                                     -       (539,642)
  Principal collected on mortgage backed securities        126,629        257,678
  Longer term loans originated                          (2,394,840)    (4,441,303)
  Loans purchased                                                -       (877,919)
  Principal collected on longer term loans                 939,930      2,657,789
  Net (increase) decrease in short-term loans              (15,801)        20,433
  Purchases of premises and equipment                       (4,147)        (1,794)
  Purchase of Federal Home Loan Bank stock                 (30,000)       (58,600)
                                                       -----------    -----------
       Net cash used by investing activities            (1,375,229)    (5,948,796)

                      NORTHFIELD BANCORP, INC.
                      -----------------------
                           AND SUBSIDIARY
                           --------------
                         Baltimore, Maryland
                         -------------------

          CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
          -------------------------------------------------

                                                            Three Months Ended
                                                                March 31,
                                                      ---------------------------
                                                          2000           1999
                                                          ----            ----
Cash Flows from Financing Activities
------------------------------------
  Net decrease in demand deposits, money market,
   passbook accounts and advance payments by
   borrowers for taxes and insurance                   $  (221,221)  $   (696,124)
  Net increase (decrease) in certificates of deposit       193,655       (351,149)
  Net increase in Federal Home Loan Bank advances          600,000      2,500,000
                                                       -----------   ------------
       Net cash provided by financing activities           572,434      1,452,727
                                                       -----------   ------------

Decrease in cash and cash equivalents                     (727,621)    (3,315,852)
Cash and cash equivalents at beginning of period         1,279,953      4,062,056
                                                       -----------   ------------
Cash and cash equivalents at end of period             $   552,332   $    746,204
                                                       ===========   ============

Reconciliation of cash and cash equivalents:
  Cash                                                 $   184,281   $    216,151
  Interest bearing accounts in other banks                 752,207      1,214,296
                                                       -----------   ------------
                                                           936,488      1,430,447

    Less - Certificates of deposit maturing in
             90 days or more included in interest
             bearing accounts in other banks              (384,156)      (684,243)
                                                       -----------   ------------
Cash and cash equivalents                              $   552,332   $    746,204
                                                       ===========   ============

Supplemental disclosures of cash flows information:
  Cash paid during period for:
    Interest                                           $    552,578  $     417,045
  Income taxes                                         $     23,110  $      28,000

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

                      NORTHFIELD BANCORP, INC.
                      -----------------------
                           AND SUBSIDIARY
                           --------------
                         Baltimore, Maryland
                         -------------------

       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
       -----------------------------------------------------

Note 1 - Basis of Presentation
         ---------------------

              The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-QSB. Accordingly, they do not include all of the disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation of the results of operations for the interim periods presented have been made. Such adjustments were of a normal recurring nature. The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the fiscal year December 31, 2000 or any other interim period. The consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes which are incorporated by reference in the Company's Annual Report on Form 10-KSB for the year ended December 31,1999.

Note 2 - Cash Flow Presentation
         ----------------------

              For purposes of the statements of cash flows, cash and cash equivalents include cash and amounts due from depository institutions and certificates of deposit with original maturities of 90 days or less.

Note 3 - Earnings Per Share
         ------------------

              Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding for the appropriate period. Unearned ESOP shares are not included in outstanding shares. Diluted EPS is computed by dividing net income by the weighted average shares outstanding as adjusted for the dilutive effect of unvested stock awards based on the "treasury stock" method. Information relating to the calculations of net income per share of common stock, summarized for the quarters ended March 31, 2000 and 1999, is as follows:

                                                         2000       1999
  Net income before other comprehensive income        $ 31,198    $125,991
                                                      ========    ========

  Weighted Average Shares
     Outstanding basic EPS                             429,992     426,380
  Dilutive Items
     Rabbi Trust shares                                 13,465      13,465
                                                      --------    --------
  Adjusted weighted average shares
   used for dilutive EPS                               443,457     439,845
                                                      ========    ========

NORTHFIELD BANCORP, INC.
-----------------------
AND SUBSIDIARY
--------------
Baltimore, Maryland
-------------------

      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
      ------------------------------------------------------

Note 4 - Cumulative Effect of Accounting Change
         --------------------------------------

              The Company implemented SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133") on January 1, 1999. In accordance with the Pronouncement's provisions, the Company reclassified approximately $1,071,000 of mortgage backed securities from held to maturity to trading. On January 11, 1999, the Company sold the entire trading investment that had a carrying value of $1,033,041 and realized a gain of $8,980, net of tax. Accordingly, the net realized gain of $8,980 is reflected on the consolidated statements of operations as the cumulative effect of an accounting change, net of taxes.

              In addition, the Company reclassified $1,053,760 of mortgage backed securities and $799,256 of investments from held to maturity to available for sale. Accordingly, the net unrealized loss of $1,328 at the date of transfer is reflected on the consolidated statements of comprehensive income as the cumulative effect of a change in accounting principle, net of taxes.

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

FINANCIAL CONDITION

  Total assets of the Company were $54,301,000 as of March 31, 2000, compared to $53,580,000 as of December 31, 1999, an increase of $721,000 or 1.35%. The increase was primarily attributable to an increase in loans receivable of $1,471,000, partially offset by a decrease in cash of $436,000 and a decrease in interest bearing deposits in other banks of $287,000.

  Total liabilities of the Company were $47,176,000 as of March 31, 2000, compared to $46,507,000 as of December 31, 1999, an increase of $669,000 or 1.44%. The increase was primarily due to additional FHLB advances of $600,000 following Management's plan to take advantage of low rate FHLB advances and invest the proceeds in higher yielding loans.

  Stockholders' equity was $7,126,000 as of March 31, 2000, compared to $7,073,000 as of December 31 1999, an increase of $53,000. The increase was principally due to net income for the period of $31,000 and a net unrealized gain on investments available for sale of $13,000.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

GENERAL

  Net income for the three months ended March 31, 2000 was $31,000 as compared to $126,000 for the same period in 1999. The decrease in net income of $95,000 was primarily the result of increases in non-interest expenses, predominantly non-cash deferred compensation expense, and a cumulative effect of accounting change of $9,000 recognized in the first quarter of fiscal 1999.

INTEREST INCOME

  Total interest income for the three months ended March 31, 2000 was $956,000 compared to $819,000 for the same period in 1999, an increase of $137,000 or 16.73%. The increase was principally due to an increase of $6,126,000 in the average balance of loans outstanding, an increase of $3,339,000 in the average balance of investments and an increase in rates earned on investments for the quarter ended March 31, 2000 over the prior year's respective quarter. The above increases were slightly offset by a decline in rates on loans.

  The weighted average yield on interest-earning assets was 7.24% and 7.29% for the three month period ended March 31, 2000 and 1999, respectively.

INTEREST EXPENSE

  Total interest expense for the three months ended March 31, 2000 and 1999 was $559,000 and $430,000 respectively, an increase of $129,000 or 30.00%. The increase resulted primarily from increases in the average dollar amount of short and long-term borrowings of $4,700,000 and $3,000,000, respectively. The average rate paid on short-term borrowings increased to 5.88% in the current year's quarter from 5.76% in the prior year's quarter.

PROVISION FOR LOAN LOSSES

  There were no provisions for loan losses for the three month periods ended March 31, 2000 and 1999. Management monitors and adjusts its loan loss reserves based upon its analysis of the loan portfolio. Reserves are increased by a charge to income, the amount of which depends upon an analysis of the changing risks inherent in the Company's loan portfolio and the relative status of the real estate market and the economy in general. The Company has historically experienced a limited amount of loan charge-offs and delinquencies. At March 31, 2000, management believes the allowance for loan losses is sufficient since the loans are adequately secured. The assessment of the adequacy of the allowance for loan losses involves subjective judgment regarding future events and there can be no assurance that additional provisions for loan losses will not be required in future periods.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF
  FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

OTHER NON-INTEREST INCOME

  Other income decreased slightly, $2,000 to $7,000 for the three months ended March 31, from $9,000 for the same period last year.

NON-INTEREST EXPENSE

  Total non-interest expense increased $139,000 to $348,000 for the three months ended March 31, 2000 from $209,000 for March 31, 1999. Higher compensation expenses following an increase in stock-based deferred compensation expenses, personnel additions, and a decrease in payroll related deferred loan origination costs contributed $90,000 to the increase. In addition, professional fees expenses rose $36,000 as a result of increased audit and bookkeeping expenses, legal expenses and consultant fees. The Company expects the level of its non-interest expense to continue at this higher level in future periods as a result of expenses associated with the employee stock ownership plan that the Company implemented in connection with its stock conversion.

INCOME TAXES

  The Company's income tax expense for the three months ended March 31, 2000 and 1999 was $24,000 and $72,000, respectively, representing a decrease of $48,000 or 66.67%. The decrease was primarily the result of the decrease in pretax income. As a result of non-deductible expenses incurred during the current quarter, the effective tax rate increased to 43.81% from 38.24% for the same period in 1999.

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

                              NORTHFIELD BANCORP, INC.



Date: May 15, 2000           /s/ G. Ronald Jobson
                             ---------------------------
                             G. Ronald Jobson
                             President and Chief Executive
                             Officer
                             (Principal Executive, Accounting
                              and Financial Officer)