Form 10QSB
period 2000-06-30
NORTHFIELD BANCORP INC
filed 2000-08-14
CIK 1057971

U.S. SECURITIES AND EXCHANGE COMMISSION
                Washington, D.C.  20549


                      FORM 10-QSB

(Mark One)

[X]  Quarterly Report under Section 13 or 15(d) of the
     Securities Exchange Act of 1934

     For the quarterly period ended June 30, 2000

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

     As of June 30, 2000, the issuer had 475,422 shares of Common Stock issued and outstanding.

                       CONTENTS

                                                                            PAGE
                                                                            ----
PART I.  FINANCIAL INFORMATION
         ---------------------

Item 1.  Financial Statements

         Consolidated  Statements  of  Financial  Condition as of
            June 30, 2000 (unaudited) and December 31, 1999....................2

        Consolidated Statements of Operations for the
            Six Months and Three Months Ended June 30, 2000
            and 1999 (unaudited)...............................................3

        Consolidated Statements of Comprehensive Income
            for the Six Months Ended June 30, 2000
            and 1999 (unaudited)...............................................4

        Consolidated  Statements  of Cash Flows for the Six Months
            Ended June 30, 2000 and 1999 (unaudited)...........................5

        Notes to Consolidated Financial Statements (Unaudited).................7

Item 2.  Management's Discussion and Analysis or Plan
           of Operation........................................................9


PART II. OTHER INFORMATION
         -----------------

Item 1.  Legal Proceedings....................................................13

Item 2.  Changes in Securities and Use of Proceeds............................13

Item 3.  Defaults Upon Senior Securities......................................13

Item 4.  Submission of Matters to a Vote of Security
           Holders............................................................13

Item 5.  Other Information....................................................13

Item 6.  Exhibits and Reports on Form 8-K.....................................13


SIGNATURES

                            NORTHFIELD BANCORP, INC.
                            ------------------------
                                 AND SUBSIDIARY
                                 --------------
                               Baltimore, Maryland
                               -------------------

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                 ----------------------------------------------

                                                                                     June 30,             December  31,
                                                                                     --------             -------------
                                                                                       2000                   1999
                                                                                       ----                   ----
                                                                                   (Unaudited)
       Assets
       ------
Cash                                                                                $     182,131         $    620,282
Interest bearing deposits in other banks                                                1,206,119            1,038,521
Investments available for sale                                                          4,782,295            4,873,550
Mortgage backed securities available for sale                                           2,303,633            2,551,277
Mortgage backed securities held to maturity                                               505,124              524,188
Loans receivable, net                                                                  44,214,224           42,856,212
Accrued interest receivable - loans                                                       196,298              171,294
                            - investments                                                  72,538               65,508
                            - mortgage backed securities                                   15,579               16,086
Premises and equipment, at cost, less accumulated depreciation                             78,765               97,153
Federal Home Loan Bank of Atlanta stock at cost                                           500,000              445,000
Deferred income taxes                                                                     332,875              286,708
Prepaid and refundable income taxes                                                        55,828                  410
Prepaid expenses and other assets                                                          24,288               33,886
                                                                                      -----------          -----------

Total assets                                                                          $54,469,697          $53,580,075
                                                                                      ===========          ===========
       Liabilities and Stockholders' Equity
       ------------------------------------
Liabilities
-----------
   Deposit accounts                                                                   $36,535,306          $36,602,858
   Borrowings                                                                           9,400,000            8,900,000
   Advance payments by borrowers for expenses                                             925,113              553,961
   Income taxes payable                                                                        --               11,237
   Other liabilities                                                                      567,564              439,377
                                                                                      -----------          -----------
Total liabilities                                                                      47,427,983           46,507,433

Commitments and contingencies

Stockholders' Equity
--------------------
   Serial Preferred stock $.01 par value; authorized 2,000,000 shares; none issued or outstanding
   Common  stock  $.01  par  value;  authorized  8,000,000  shares;  issued  and outstanding 475,422 shares at June 30, 2000
     and at December 31 1999                                                                4,754                4,754
   Additional paid-in capital                                                           4,354,980            4,351,177
   Retained earnings (substantially restricted)                                         3,485,667            3,491,960
                                                                                      -----------          -----------
                                                                                        7,845,401            7,847,891
   Accumulated other comprehensive income                                                (364,108)            (318,280)
   Stock held by Rabbi Trust                                                             (134,650)            (134,650)
   Employee Stock Ownership Plan                                                         (304,929)            (322,319)
                                                                                      -----------          -----------

Total stockholders' equity                                                              7,041,714            7,072,642
                                                                                      -----------          -----------

Total liabilities and stockholders' equity                                            $54,469,697          $53,580,075
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

                            NORTHFIELD BANCORP, INC.
                            ------------------------
                                 AND SUBSIDIARY
                                 --------------
                               Baltimore, Maryland
                               -------------------

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------
                                   (UNAUDITED)

                                                                    Six Months Ended               Three Months Ended
                                                                         June 30,                        June 30,
                                                                -------------------------        ------------------------
                                                                   2000           1999              2000            1999
                                                                ----------     ----------        --------       ---------
Income
------
   Interest and fees on loans                                   $1,624,917     $1,451,926        $823,648       $726,417
   Interest on investments                                         222,760        139,607         113,500         78,420
   Interest on mortgage backed securities                           88,776         65,094          43,661         32,896
                                                               -----------    -----------       ---------       --------
Total interest income                                            1,936,453      1,656,627         980,809        837,733

Interest Expense
----------------
   Interest on deposits                                            870,616        838,275         442,473        418,972
   Interest on short-term borrowings                               201,743         21,798         110,465         11,509
   Interest on long-term borrowings                                 79,777         31,121          39,889         31,121
                                                               -----------    -----------        --------       --------

Total interest expense                                           1,152,136        891,194         592,827        461,602
                                                               -----------    -----------       ---------       --------
Net interest income                                                784,317        765,433         387,982        376,131
Provision for losses on loans                                           --             --              --             --
                                                               -----------    -----------       ---------       --------
Net interest income after provision
 for losses on loans                                               784,317        765,433         387,982        376,131

Non-Interest Income
-------------------
   Fees on loans                                                     2,598          5,183           1,109          2,783
   Fees on deposits                                                  7,586          7,935           3,980          3,717
   All other income                                                  3,450          3,151           1,470          1,047
                                                               -----------    -----------        --------      ---------
Net non-interest income                                             13,634         16,269           6,559          7,547

Non-Interest Expenses
---------------------
   Compensation and related expenses                               304,816        205,169         122,617        112,991
   Occupancy                                                        60,076         57,078          31,587         30,479
   Deposit insurance                                                 4,109         11,364           2,014          5,809
   Service bureau expense                                           29,432         35,903          12,098         15,877
   Furniture, fixtures and equipment expense                        13,591         11,769           6,346          5,626
   Advertising                                                      16,136         14,798           6,992          7,522
   Merger-related expenses                                          80,654             --          70,654             --
   Professional fees                                                80,099         33,063          40,451         19,446
   Other                                                            92,530         78,218          40,799         41,055
                                                               -----------    -----------       ---------       --------
Total non-interest expenses                                        681,443        447,362         333,558        238,805
                                                               -----------    -----------       ---------       --------
Income before tax provision and cumulative
 effect of accounting change                                       116,508        334,340          60,983        144,873
Provision for income tax                                            78,480        133,602          54,153         61,146
                                                               -----------    -----------       ---------       --------
Income before cumulative effect of accounting change                38,028        200,738           6,830         83,727
Cumulative effect of accounting change, net of tax                      --          8,980              --             --
                                                               -----------    -----------       ---------       --------
Net income                                                     $    38,028    $   209,718       $   6,830       $ 83,727
                                                               ===========    ===========       =========       ========
Basic earnings per share                                       $       .09    $       .49       $     .02       $    .20
                                                               ===========    ===========       =========       ========
Diluted earnings per share                                     $       .09    $       .48       $     .02       $    .19
                                                               ===========    ===========       =========       ========

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

                            NORTHFIELD BANCORP, INC.
                            ------------------------
                                 AND SUBSIDIARY
                                 --------------
                               Baltimore, Maryland
                               -------------------

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                 -----------------------------------------------
                                   (UNAUDITED)

                                                                        Six Months Ended
                                                                             June  30,
                                                                     -----------------------
                                                                     2000               1999
                                                                     ----               ----

Net income                                                          $ 38,028         $ 209,718

Cumulative effect of change in accounting principle,
 net of taxes of $513                                                     --              (815)

Unrealized losses on available for sale securities,
 net of tax of $28,835 at June 30, 2000 and
 $140,344 at June 30, 1999                                           (45,828)         (223,053)
                                                                   ---------         ---------
Comprehensive loss                                                 $  (7,800)        $ (14,150)
                                                                   =========         =========


                                                                        Six Months Ended
                                                                             June  30,
                                                                     -----------------------
                                                                     2000               1999
                                                                     ----               ----

Net income                                                         $   6,830         $  83,727

Unrealized losses on available for sale securities,
 net of tax of $36,062 at June 30, 2000 and
 $122,073 at June 30, 1999                                           (58,606)         (316,088)
                                                                   ---------         ---------

Comprehensive loss                                                $  (51,776)        $(232,361)
                                                                  ==========         =========




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

                            NORTHFIELD BANCORP, INC.
                            ------------------------
                                 AND SUBSIDIARY
                                 --------------
                               Baltimore, Maryland
                               -------------------

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                                   (UNAUDITED)

                                                                                           Six Months Ended
                                                                                                June 30,
                                                                                        -----------------------
                                                                                         2000           1999
                                                                                         ----           ----
Operating Activities
--------------------
     Net income                                                                       $    38,028    $   209,718
     Adjustments to Reconcile Net Income to
      Net Cash Provided by Operating Activities
     ------------------------------------------
         Net amortization of premiums and accretion
          accretion of discounts on certificates of deposit                                    47             42
         Gain on sale of securities - trading                                                  --        (14,936)
         Proceeds from sale of mortgage backed securities - trading                            --      1,048,335
         Net amortization of premiums and accretion of
          discounts on mortgage backed and investment securities                            4,384         10,395
         Net amortization of premiums on mortgage loans purchased                             315            281
         Loan fees deferred                                                                26,572         28,348
         Amortization of deferred loan fees                                               (17,242)       (36,164)
         Non-cash compensation under stock-based
            benefit plan                                                                   21,193         15,156
         Increase in accrued interest receivable                                          (31,527)       (59,052)
         Provision for depreciation                                                        22,535         22,096
         (Increase) decrease in deferred income taxes                                     (17,332)        12,004
         Increase in prepaid income taxes                                                 (55,418)        (6,996)
         Decrease (increase) in prepaid expenses and other assets                           9,598        (16,175)
         Increase (decrease) in accrued interest payable                                    3,780         (3,983)
         Decrease in income taxes payable                                                 (11,237)       (18,449)
         Increase in other liabilities                                                    128,187         47,890
                                                                                      -----------    -----------
              Net cash provided by operating activities                                   121,883      1,238,510

Cash Flows from Investing Activities
------------------------------------
     Proceeds from maturing certificates of deposit                                        99,000        547,000
     Purchases of certificates of deposit                                                 (96,000)       (95,000)
     Purchase of securities available for sale                                                 --     (3,592,031)
     Purchases of mortgage backed securities
      available for sale                                                                       --     (1,615,153)
     Purchases of mortgage backed securities held
      to maturity                                                                              --       (539,642)
     Principal collected on mortgage backed securities                                    270,586        554,539
     Purchase of loans                                                                         --       (877,919)
     Longer term loans originated                                                      (3,616,257)    (7,372,915)
     Principal collected on longer term loans                                           2,259,827      4,401,096
     Net increase in short-term loans                                                     (11,226)       (17,241)
     Purchases of premises and equipment                                                   (4,147)        (9,053)
     Purchase of Federal Home Loan Bank of Atlanta stock                                  (55,000)       (58,600)
                                                                                      -----------    -----------
         Net cash used by investing activities                                         (1,153,217)    (8,674,919)


                            NORTHFIELD BANCORP, INC.
                            ------------------------
                                 AND SUBSIDIARY
                                 --------------
                               Baltimore, Maryland
                               -------------------

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                                   (UNAUDITED)

                                                                                           Six Months Ended
                                                                                                June 30,
                                                                                        -----------------------
                                                                                         2000           1999
                                                                                         ----           ----
Cash Flows from Financing Activities
------------------------------------
     Net decrease in demand deposits, money market,
       passbook accounts and advance payments by
       borrowers for taxes and insurance                                              $  (363,915)    $    (48,898)
     Net increase in certificates of deposit                                              663,735          574,012
     Net increase in Federal Home Loan Bank advances                                      500,000        4,000,000
     Dividend payment                                                                     (44,321)         (47,544)
     Conversion costs paid subsequent to stock issuance                                        --          (66,035)
                                                                                      -----------     ------------
       Net cash provided by financing activities                                          755,499        4,411,535
                                                                                      -----------     ------------

Decrease in cash and cash equivalents                                                    (275,835)      (3,024,874)
Cash and cash equivalents at beginning of period                                        1,279,953        4,062,056
                                                                                      -----------     ------------
Cash and cash equivalents at end of period                                            $ 1,004,118     $  1,037,182
                                                                                      ===========     ============

Reconciliation of cash and cash equivalents:
     Cash                                                                             $   182,131     $    209,920
     Interest bearing accounts in other banks                                           1,206,119        1,310,590
                                                                                      -----------     ------------
                                                                                        1,388,250        1,520,510

         Less - Certificates of deposit with original
                      maturities of  in 90 days or more included
                      in interest bearing accounts in other banks                        (384,132)        (483,328)
                                                                                      -----------     ------------

Cash and cash equivalents                                                             $ 1,004,118     $  1,037,182
                                                                                      ===========     ============

Supplemental disclosures of cash flows information: Cash paid during year for:
         Interest                                                                     $ 1,141,236     $    850,579
         Income taxes                                                                 $   165,110     $    175,000


The accompanying notes to consolidated financial statements are an integral part of these statements.

                            NORTHFIELD BANCORP, INC.
                            ------------------------
                                 AND SUBSIDIARY
                                 --------------
                               Baltimore, Maryland
                               --------------------

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
             ------------------------------------------------------


Note 1 - Basis of Presentation
         ---------------------

                   The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-QSB. Accordingly, they do not include all of the disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation of the results of operations for the interim periods presented have been made. Such adjustments were of a normal recurring nature. The results of operations for the six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the fiscal year December 31, 2000 or any other interim period. The consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes which are incorporated by reference in the Company's Annual Report on Form 10-KSB for the year ended December 31,1999.

Note 2 - Cash Flow Presentation
         ----------------------

                   For purposes of the statements of cash flows, cash and cash equivalents include cash and amounts due from depository institutions and certificates of deposit with original maturities of 90 days or less.

Note 3 - Earnings Per Share
         ------------------

                   Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding for the appropriate period. Unearned ESOP shares are not included in outstanding shares. Diluted EPS is computed by dividing net income by the weighted average shares outstanding as adjusted for the dilutive effect of unvested stock awards based on the "treasury stock" method. Information relating to the calculations of net income per share of common stock, summarized for the six and three months ended June 30, 2000 and 1999, is as follows:

                                                                Six Months Ended                    Six Months Ended
                                                                   June 30, 2000                       June 30, 1999
                                                            ---------------------------         --------------------------
                                                             Basic              Diluted          Basic             Diluted
                                                             -----              -------          -----             -------

           Net income                                       $  38,028         $  38,028         $209,718          $209,718

           Weighted Average Shares
              Outstanding basic EPS                           430,358           430,358          426,744           426,744

           Dilutive Items
              Rabbi Trust shares                                   --            13,465               --            13,465
                                                            ---------         ---------         --------          --------
           Adjusted weighted average
              Shares for dilutive EPS                         430,358           443,823          426,744           440,209

           Per share amount                                 $    0.09         $    0.09         $   0.49          $   0.48


                            NORTHFIELD BANCORP, INC.
                            ------------------------
                                 AND SUBSIDIARY
                                 --------------
                              Baltimore, Maryland
                              -------------------

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
             ------------------------------------------------------

Note 3 - Earnings Per Share - Continued
         ------------------------------

                                                                Six Months Ended                    Six Months Ended
                                                                   June 30, 2000                       June 30, 1999
                                                            ---------------------------         --------------------------
                                                             Basic              Diluted          Basic             Diluted
                                                             -----              -------          -----             -------

           Net income                                       $   6,830         $   6,830         $ 83,727          $ 83,727

           Weighted average shares
              Outstanding basic EPS                           430,724           430,724          427,112           427,112

           Dilutive Items
              Rabbi Trust shares                                   --            13,465               --            13,465
                                                            ---------         ---------         --------          --------

           Adjusted weighted average
              shares used dilutive EPS                        430,724           444,189          427,112           440,577

           Per share amount                                 $    0.02         $    0.02         $   0.20          $   0.19

Note 4 - Cumulative Effect of Accounting Change
         --------------------------------------

                    The Company implemented SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No.133") on January 1, 1999. In accordance with the Pronouncement's provisions, the Company reclassified approximately $1,071,000 of mortgage backed securities from held to maturity to trading. On January 11, 1999, the Company sold the entire trading investment that had a carrying value of $1,033,041 and realized a gain of $8,980, net of tax. Accordingly, the net realized gain of $8,980 is reflected on the consolidated statements of operations as the cumulative effect of an accounting change, net of taxes.

                    In addition, the Company reclassified $1,053,760 of mortgage backed securities and $799,526 of investments from held to maturity to available for sale. Accordingly, the net unrealized loss of $1,328 at the date of transfer is reflected on the consolidated statements of comprehensive income as the cumulative effect of a change in accounting principle, net of taxes.

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

PENDING MERGER

         On May 16, 2000, the Board of Directors of Northfield Bancorp, Inc. approved an agreement whereby Patapsco Bancorp, Inc. will acquire Northfield Bancorp, Inc. To accomplish the acquisition, the Company will be merged into a subsidiary of Patapsco Bancorp. If the merger is completed, Company stockholders will receive $12.50 in cash and 0.24 shares of Patapsco Bancorp's Series A Noncumulative Convertible Perpetual Preferred Stock for each share of Northfield Bancorp common stock, plus cash in lieu of any fractional share of preferred stock. At any time after issuance, the preferred stock will be convertible at the stockholder's election into shares of Patapsco Bancorp common stock, on a one-for-one basis, subject to future adjustment in certain circumstances. Each share of Patapsco Bancorp's outstanding preferred stock will earn dividends at the annual rate of 7.5% of its liquidation preference of $25.00 per share, payable when and if declared by Patapsco Bancorp's Board of Directors.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued


PENDING MERGER - CONTINUED

Dividends are noncumulative, which means that if the Board of Directors of Patapsco Bancorp, Inc. does not pay dividends for a quarterly period, it is not obligated to pay a dividend for that period at a later date. After five years from the date of issuance of the Patapsco Bancorp preferred stock, Patapsco Bancorp may redeem some or all of the outstanding Patapsco Bancorp preferred stock at $25.00 per share plus any declared but unpaid dividends for the then-current quarter. Generally, the merger will be a taxable transaction for Northfield Bancorp stockholders. The acquisition is expected to be completed in the fourth quarter of 2000 and is subject to various conditions, including regulatory approval and the approval of the stockholders of Northfield Bancorp, Inc.

FINANCIAL CONDITION

         Total assets of the Company were $54,470,000 as of June 30, 2000, compared to $53,580,000 as of December 31, 1999, an increase of $890,000 or 1.66%. The increase was attributable to an increase in loans receivable of $1,358,000, partially offset by a $438,000 decrease in cash.

         Total liabilities of the Company were $47,428,000 as of June 30, 2000, compared to $46,507,000 as of December 31, 1999, an increase of $921,000 or 1.98%. The increase was due to FHLB advances of $500,000 and an increase in advance payments by borrowers for taxes and insurance of $371,000. Management's plan is to take advantage of low rate FHLB advances and invest the proceeds in higher yielding loan originations. The increase in advance payments by borrowers was due to the cyclical nature of this account as borrowers increased the accounts monthly and disbursements are made primarily in July through September.

         Stockholders' equity was $7,042,000 as of June 30, 2000, compared to $7,073,000 as of December 31,1999, a decrease of $31,000. The decrease was principally due to a net unrealized loss on investments available for sale of $46,000 and common stock dividends of $44,000, which were partially offset by net income for the period of $38,000.

RESULTS OF OPERATIONS

GENERAL

         Net income for the six months ended June 30, 2000 was $38,000 as compared to $210,000 for the corresponding period in 1999. Net income for the quarter ended June 30, 2000 was $7,000 as compared to $84,000 for the corresponding quarter in 1999. The decreases in net income in both the six and three month periods of $172,000 and $77,000, respectively, were primarily the result of increases in total non-interest expense, including merger-related expenses. Adjusted for merger-related expenses, net income for the six and three month periods ended June 30, 2000 would have been $119,000 and $77,000, respectively. Net income for the six and three month periods would have decreased $91,000 or 43.33% and $7,000 or 8.33%, respectively.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued


INTEREST INCOME

         Total interest income for the six months ended June 30, 2000 was $1,936,000 compared to $1,657,000 for the corresponding period in the prior year, an increase of $279,000 or 16.84%. The increase was primarily due to an increase of $5,697,000 in the average dollar amount of loans outstanding and an increase of $2,105,000 in average dollar amount of investments outstanding for the six months ended June 30, 2000 over the prior year's respective period.

         Total interest income for the quarter ended June 30, 2000 was $981,000 compared to $838,000 for the same quarter in the prior year, an increase of $143,000 or 17.06%. The increase was primarily due to an increase of $5,271,000 in the average balance of loans outstanding and an increase of $1,355,000 in average investment balances for the quarter ended June 30, 2000 over the prior year's respective quarter.

         The weighted average yield on interest-earning assets was 7.28% and 7.19% for the six month periods ended June 30, 2000 and 1999, respectively. The weighted average yield on interest-earning assets was 7.32% and 7.07% for the quarters ended June 30, 2000 and 1999, respectively.

INTEREST EXPENSE

         Total interest expense for the six months ended June 30, 2000 and 1999 was $1,152,000 and $891,000 respectively, an increase of $261,000 or 29.29%. The increase resulted primarily from an increase in the average dollar amount of borrowings of $6,917,000 and a $909,000 increase in the average dollar amount of certificates of deposit.

         Total interest expense for the three months ended June 30, 2000 and 1999 was $593,000 and $462,000 respectively, an increase of $131,000 or 28.35%.
The increase resulted primarily from increases in the average dollar amount of short-term borrowings of $6,133,000 and an increase of six basis points paid on savings deposits.

PROVISION FOR LOAN LOSSES

         There were no provisions for loan losses for the six and three month periods ended June 30, 2000 and 1999. Management monitors and adjusts its loan loss reserves based upon its analysis of the loan portfolio. Reserves are increased by a charge to income, the amount of which depends upon an analysis of the changing risks inherent in the Company's loan portfolio and the relative status of the real estate market and the economy in general. The Company has historically experienced a limited amount of loan charge-offs and delinquencies. At June 30, 2000, management believes the allowance for loan losses is sufficient since the loans are adequately secured. The assessment of the adequacy of the allowance for loan losses involves subjective judgment regarding future events and there can be no assurance that additional provisions for loan losses will not be required in future periods.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued


NON-INTEREST EXPENSE

         Total non-interest expense increased $234,000 to $681,000 for the six months ended June 30, 2000 from $447,000 for June 30, 1999. The increase for the period was the result of increases in compensation and related expenses, merger expenses and professional expenses. The increase in compensation and related expenses of $100,000 or 48.78% was the result of an increase in non-cash deferred compensation expenses and annual merit employee salary increases. Professional fees increased $47,000 as a result of increased legal and other expenses.

         Total non-interest expense increased $95,000 to $334,000 for the quarter ended June 30, 2000 from $239,000 for June 30, 1999. The increase for the three month period was the result of merger-related expenses and increased professional fees incurred in fiscal 2000.

         The Company expects the level of its non-interest expense to remain at higher levels as a result of merger expenses and expenses associated with the employee stock ownership plan that the Company implemented in connection with its stock conversion.

INCOME TAXES

         The Company's income tax expense for the six months ended June 30, 2000 and 1999 was $78,000 and $134,000, respectively, representing a decrease of $56,000 or 41.79%. The decrease was primarily the result of the decrease in pre-tax income, substantially offset by an increase in the effective tax rate. The effective tax rate for the six months ended June 30, 2000 was 67.35% compared to 39.96% for the same period in 1999. The increase in the effective tax rate was predominantly the result of approximately $81,000 of non-deductible merger-related expenses incurred to date in the current fiscal year.

         The Company's income tax expense for the quarters ended June 30, 2000 and 1999 was $54,000 and $61,000, respectively, representing a decrease of $7,000 or 11.48%. The decrease was primarily the result of the decrease in pre-tax income, substantially offset by an increase in the effective tax rate. The effective tax rate for the quarter ended June 30, 2000 was 88.80% compared to 42.21% for the same period in 1999. The effective tax rate increase was predominantly the result of non-deductible merger-related expenses incurred in the quarter ended June 30, 2000.

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

               None.

     ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

               None.

     ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY-
               HOLDERS

               On May 10, 2000, the Registrant held its Annual Meeting of Stockholders. A total of 419,226 shares, or 88.0% of the Company's shares outstanding, were represented at the Annual Meeting either in person or by proxy.

               Two directors were nominated by the Registrant's Board of Directors to serve new three-year terms expiring in 2003. The nominees and the voting results for each nominee are listed below:

               Nominee                 Vote For          Vote Withheld
               -------                 --------          -------------

               G. Ronald Jobson        414,226                5,000
               J. Thomas Hoffman       419,226                    0

               The following directors, whose three year terms of service have not expired, continue as directors of the Registrant: Gary R. Bozel, William R. Rush, E. Thomas Lawrence, Jr. and David G. Rittenhouse.

               There were no other matters voted on at the Annual Meeting.

     ITEM 5.   OTHER INFORMATION

               None.

     ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits.  The following exhibit is filed herewith:

          Exhibit 27     Financial Data Schedule for the six
                         months ended June 30, 2000

     (b)  Reports on 8-K.

          On May 19, 2000, the Registrant filed a Current Report on Form 8-K under Item 5 to report that it had entered into an Agreement of Merger with Patapsco Bancorp, Inc.

                      SIGNATURES



     Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              NORTHFIELD BANCORP, INC.



Date: August 14, 2000        /s/ G. Ronald Jobson
                             --------------------------------------
                             G. Ronald Jobson
                             President and Chief Executive Officer
                             (Principal Executive, Accounting and
                             Financial Officer)