Form 10QSB/A
period 2000-06-30
NORTHFIELD BANCORP INC
filed 2000-10-13
CIK 1057971

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

        Consolidated  Statements  of Cash Flows for the Six Months
            Ended June 30, 2000 and 1999 (unaudited)...........................5

        Notes to Consolidated Financial Statements (Unaudited).................7


Signatures

                            NORTHFIELD BANCORP, INC.
                                 AND SUBSIDIARY
                               Baltimore, Maryland

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                     June 30,      December 31,
                                                                   ------------    ------------
                                                                       2000            1999
                                                                      ------         --------
                                                                     (Unaudited)
       Assets
       ------
Cash                                                               $    182,131    $    620,282
Interest bearing deposits in other banks                              1,206,119       1,038,521
Investments available for sale                                        4,782,295       4,873,550
Mortgage backed securities available for sale                         2,303,633       2,551,277
Mortgage backed securities held to maturity                             505,124         524,188
Loans receivable, net                                                44,214,224      42,856,212
Accrued interest receivable - loans                                     196,298         171,294
                            - investments                                72,538          65,508
                            - mortgage backed securities                 15,579          16,086
Premises and equipment, at cost, less accumulated depreciation           78,765          97,153
Federal Home Loan Bank of Atlanta stock at cost                         500,000         445,000
Deferred income taxes                                                   332,875         286,708
Prepaid and refundable income taxes                                      55,828             410
Prepaid expenses and other assets                                        24,288          33,886
                                                                   ------------    ------------

Total assets                                                       $ 54,469,697    $ 53,580,075
                                                                   ============    ============
       Liabilities and Stockholders' Equity
       ------------------------------------
Liabilities
-----------
   Deposit accounts                                                $ 36,535,306    $ 36,602,858
   Borrowings                                                         9,400,000       8,900,000
   Advance payments by borrowers for expenses                           925,113         553,961
   Income taxes payable                                                     -            11,237
   Other liabilities                                                    567,564         439,377
                                                                   ------------    ------------
Total liabilities                                                    47,427,983      46,507,433

Commitments and contingencies

Stockholders' Equity
--------------------
   Serial Preferred stock $.01 par value; authorized
     2,000,000 shares; none issued or outstanding
   Common  stock $.01 par  value;  authorized 8,000,000
     shares;  issued  and outstanding 475,422 shares at
     June 30, 2000 and at December 31 1999                                4,754           4,754
   Additional paid-in capital                                         4,354,980       4,351,177
   Retained earnings (substantially restricted)                       3,485,667       3,491,960
                                                                   ------------    ------------
                                                                      7,845,401       7,847,891
   Accumulated other comprehensive income                              (364,108)       (318,280)
   Stock held by Rabbi Trust                                           (134,650)       (134,650)
   Employee Stock Ownership Plan                                       (304,929)       (322,319)
                                                                   ------------    ------------
Total stockholders' equity                                            7,041,714       7,072,642
                                                                   ------------    ------------

Total liabilities and stockholders' equity                         $ 54,469,697    $ 53,580,075
                                                                   ============    ============

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

                            NORTHFIELD BANCORP, INC.
                            ------------------------
                                AND SUBSIDIARY
                                --------------
                               Baltimore, Maryland
                               -------------------

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------
                                   (UNAUDITED)

                                                          Six Months Ended           Three Months Ended
                                                               June 30,                   June 30,
                                                       -----------------------    ----------------------
                                                           2000         1999         2000          1999
                                                           ----         ----         ----          ----
Income
------
   Interest and fees on loans                          $1,624,917   $1,451,926   $  823,648   $  726,417
   Interest on investments                                222,760      139,607      113,500       78,420
   Interest on mortgage backed securities                  88,776       65,094       43,661       32,896
                                                       ----------   ----------   ----------   ----------
Total interest income                                   1,936,453    1,656,627      980,809      837,733

Interest Expense
----------------
   Interest on deposits                                   870,616      838,275      442,473      418,972
   Interest on short-term borrowings                      201,743       21,798      110,465       11,509
   Interest on long-term borrowings                        79,777       31,121       39,889       31,121
                                                       ----------   ----------   ----------   ----------

Total interest expense                                  1,152,136      891,194      592,827      461,602
                                                       ----------   ----------   ----------   ----------

Net interest income                                       784,317      765,433      387,982      376,131
Provision for losses on loans                                  --          --           --            --
                                                       ----------   ----------   ----------   ----------
Net interest income after provision
 for losses on loans                                      784,317      765,433      387,982      376,131

Non-Interest Income
-------------------
   Fees on loans                                            2,598        5,183        1,109        2,783
   Fees on deposits                                         7,586        7,935        3,980        3,717
   All other income                                         3,450        3,151        1,470        1,047
                                                       ----------   ----------   ----------   ----------
Net non-interest income                                    13,634       16,269        6,559        7,547

Non-Interest Expenses
---------------------
   Compensation and related expenses                      304,816      205,169      122,617      112,991
   Occupancy                                               60,076       57,078       31,587       30,479
   Deposit insurance                                        4,109       11,364        2,014        5,809
   Service bureau expense                                  29,432       35,903       12,098       15,877
   Furniture, fixtures and equipment expense               13,591       11,769        6,346        5,626
   Advertising                                             16,136       14,798        6,992        7,522
   Merger-related expenses                                 80,654           --       70,654           --
   Professional fees                                       80,099       33,063       40,451       19,446
   Other                                                   92,530       78,218       40,799       41,055
                                                       ----------   ----------   ----------   ----------
Total non-interest expenses                               681,443      447,362      333,558      238,805
                                                       ----------   ----------   ----------   ----------

Income before tax provision and cumulative
 effect of accounting change                              116,508      334,340       60,983      144,873
Provision for income tax                                   78,480      133,602       54,153       61,146
                                                       ----------   ----------   ----------   ----------
Income before cumulative effect of accounting change       38,028      200,738        6,830       83,727
Cumulative effect of accounting change, net of tax             --        8,980           --           --
                                                       ----------   ----------   ----------   ----------
Net income                                             $   38,028   $  209,718   $    6,830   $   83,727
                                                       ==========   ==========   ==========   ==========
Basic earnings per share                               $      .09   $      .49   $     .02    $      .20
                                                       ==========   ==========   ==========   ==========
Diluted earnings per share                             $      .09   $     .48    $      .02   $      .19
                                                       ==========   ==========   ==========   ==========


The accompanying notes to consolidated financial statements are an integral part of these statements.
                                       3

                            NORTHFIELD BANCORP, INC.
                            ------------------------
                                 AND SUBSIDIARY
                                 --------------
                               Baltimore, Maryland
                               -------------------

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                 -----------------------------------------------
                                   (UNAUDITED)

                                                                                   Six Months Ended
                                                                                       June 30,
                                                                                ------------------------
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
                                                                                 =========    =========



                                                                                   Three Months Ended
                                                                                       June 30,
                                                                                ------------------------
                                                                                    2000         1999
                                                                                    ----         ----


Net income                                                                       $   6,830    $  83,727

Unrealized losses on available for sale securities,
 net of tax of $36,062 at June 30, 2000 and
 $122,073 at June 30, 1999                                                         (58,606)    (316,088)
                                                                                 ---------    ---------

Comprehensive loss                                                               $ (51,776)   $(232,361)
                                                                                 =========    =========


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

                            NORTHFIELD BANCORP, INC.
                            ------------------------
                                 AND SUBSIDIARY
                                 --------------
                               Baltimore, Maryland
                               -------------------

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                                   (UNAUDITED)

                                                                          Six Months Ended
                                                                               June 30,
                                                                       -------------------------
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

Cash Flows from Investing Activities
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

                                       5

                            NORTHFIELD BANCORP, INC.
                            ------------------------
                                 AND SUBSIDIARY
                                 --------------
                               Baltimore, Maryland
                               -------------------

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                                   (UNAUDITED)


                                                                                       Six Months Ended
                                                                                            June  30,
                                                                                     2000            1999
                                                                                     ----            ----
Cash Flows from Financing Activities
------------------------------------
     Net decrease in demand deposits, money market,
       passbook accounts and advance payments by
       borrowers for taxes and insurance                                         $  (363,915)   $   (48,898)
     Net increase in certificates of deposit                                         663,735        574,012
     Net increase in Federal Home Loan Bank advances                                 500,000      4,000,000
     Dividend payment                                                                (44,321)       (47,544)
     Conversion costs paid subsequent to stock issuance                                  -          (66,035)
                                                                                 -----------    -----------
Net cash provided by financing activities                                            755,499      4,411,535
                                                                                 -----------    -----------

Decrease in cash and cash equivalents                                               (275,835)    (3,024,874)
Cash and cash equivalents at beginning of period                                   1,279,953      4,062,056
                                                                                 -----------    -----------
Cash and cash equivalents at end of period                                       $ 1,004,118    $ 1,037,182
                                                                                 ===========    ===========

Reconciliation of cash and cash equivalents:
     Cash                                                                        $   182,131    $   209,920
     Interest bearing accounts in other banks                                      1,206,119      1,310,590
                                                                                 -----------    -----------
                                                                                   1,388,250      1,520,510

         Less - Certificates of deposit with original
                      maturities of  in 90 days or more included
                      in interest bearing accounts in other banks                   (384,132)      (483,328)
                                                                                 -----------    -----------

Cash and cash equivalents                                                        $ 1,004,118    $ 1,037,182
                                                                                 ===========    ===========

Supplemental disclosures of cash flows information: Cash paid during year for:
         Interest                                                                $ 1,141,236    $   850,579
         Income taxes                                                            $   165,110    $   175,000


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

                                            Six Months Ended                 Six Months Ended
                                             June 30, 2000                      June 30, 1999
                                       --------------------------       --------------------------

                                         Basic           Diluted          Basic           Diluted
                                         -----           -------          -----           -------
Net income                             $ 38,028         $ 38,028         $209,718         $209,718

Weighted Average Shares
   Outstanding basic EPS                430,358          430,358          426,744          426,744

Dilutive Items
   Rabbi Trust shares                        --           13,465               --           13,465
                                       --------         --------         --------         --------
Adjusted weighted average
   Shares for dilutive EPS              430,358          443,823          426,744          440,209

Per share amount                       $   0.09         $   0.09         $   0.49         $   0.48


                            NORTHFIELD BANCORP, INC.
                            ------------------------
                                 AND SUBSIDIARY
                                 --------------
                              Baltimore, Maryland
                              -------------------

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
             ------------------------------------------------------


Note 3 - Earnings Per Share - Continued
         ------------------------------


                                         Three Months Ended                 Three Months Ended
                                             June 30, 2000                     June 30, 1999
                                      ---------------------------       --------------------------
                                         Basic           Diluted          Basic           Diluted
                                         -----           -------          -----           -------
Net income                             $  6,830        $  6,830        $ 83,727           $ 83,727

Weighted average shares
   Outstanding basic EPS                430,724         430,724         427,112            427,112

Dilutive Items
   Rabbi Trust shares                        --          13,465              --             13,465
                                       --------        --------        --------           --------

Adjusted weighted average
   shares used dilutive EPS             430,724         444,189         427,112            440,577

Per share amount                       $   0.02        $   0.02        $   0.20           $   0.19



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

                              NORTHFIELD BANCORP, INC.



Date: October 6, 2000        /s/ G. Ronald Jobson
                             --------------------------------------
                             G. Ronald Jobson
                             President and Chief Executive Officer
                             (Principal Executive, Accounting and
                             Financial Officer)